Form 10-Q
period 1996-03-31
AMERICAN WHITE CROSS INC
filed 1996-05-15
CIK 887622

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q


            (X) Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

           ( ) Transition Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                 for the transition period from       to       .
                                                -------  ------

                           Commission File Number
                                   0-20240
                          ----------------------

                         AMERICAN WHITE CROSS, INC.
          -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                             06-1342417
- - -------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


                                349 Lake Road
                            Dayville, Connecticut
- - --------------------------------------------------------------------
        (Address, including zip code, of principal executive offices)

Registrant's telephone number, including area code:  (860)  774-8541
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days  Yes  x    No

As of May 15, 1996, 6,675,891 shares of Common Stock, $.01 par value were outstanding.

Total sequentially numbered pages in this filing:   13.

Part  I.  Financial Information
Item 1.   Financial Statements

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollar amounts in thousands)
                                                  March 31,  December 31,
                                                    1996          1995
                                                  ----------   -----------
ASSETS                                           (unaudited)    (audited)
Current assets:
  Cash                                             $   525       $   848
  Accounts receivable                               12,616        10,089
  Inventory                                         30,461        28,171
  Prepaid expenses                                     888           765
  Supplies                                           1,367         1,367
  Deferred income taxes                              1,061         1,061
  Other current assets                               1,610         1,875
                                                   -------       -------
     Total current assets                           48,528        44,176
                                                   -------       -------

Property, plant and equipment                       21,839        21,827
                                                   -------       -------
Other assets:
  Goodwill                                           6,520         6,461
  Trademarks, licenses and customer list               589           616
  Organization and deferred financing costs            959         1,046
  Noncompetition agreements                            217           242
  Deferred income taxes                              4,485         4,048
                                                   -------       -------
     Total other assets                             12,770        12,413
                                                   -------       -------
     Total assets                                  $83,137       $78,416
                                                   =======       =======


                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollar amounts in thousands)

                                                  March 31,  December 31,
                                                    1996          1995
                                                  ----------   -----------
                                                 (unaudited)    (audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
     capital lease obligations                     $24,168       $17,451
  Accounts payable                                  12,401        12,608
  Accrued wages                                        132           199
  Other accrued expenses                             1,518         1,547
                                                   -------       -------
     Total current liabilities                      38,219        31,805
                                                   -------       -------
Long-term debt and capital lease obligations,
  less current portion                              18,645        19,577
                                                   -------       -------
Stockholders' equity:
  Preferred stock                                        -             -
  Common stock                                          67            67
  Additional paid-in capital                        33,990        33,990
  Accumulated deficit                              (7,784)       (7,023)
                                                   -------       -------
     Total stockholders' equity                     26,273        27,034
                                                   -------       -------
     Total liabilities and stockholders'
       equity                                      $83,137       $78,416
                                                   =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                    Fiscal Quarter Ended
                                                    ---------------------
                                                    March 31,    April 2,
                                                      1996         1995
                                                    --------     --------
                                                          (unaudited)
Sales                                                $22,559     $21,371

Cost of sales                                         18,180      18,323
- - -------                                              -------
Gross profit                                           4,379       3,048
                                                     -------     -------
Operating expenses:
  Selling                                              3,246       2,934
  General and administrative                           1,142         999
                                                     -------     -------
                                                       4,388       3,933
                                                     -------     -------
Loss from operations                                     (9)       (885)

Interest expense                                     (1,191)       (716)
Other income                                               2           2
                                                     -------     -------

Loss before benefit from income taxes                (1,198)     (1,599)

Benefit from income taxes (Note 3)                       437         574
                                                     -------     -------
Net loss                                            $  (761)    $(1,025)
                                                     =======      =======
Net loss per share                                  $  (.11)     $  (.15)
                                                     =======      =======
Weighted average shares outstanding                    6,676       6,676
                                                     =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   -5-

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                    Fiscal Quarter Ended
                                                    ---------------------
                                                    March 31,    April 2,
                                                      1996         1995
                                                    ---------    --------
                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $(761)      $(1,025)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                       823           822
   Benefit from deferred income taxes                (437)         (574)
   Accretion of subordinated notes payable              65             -
   Changes in operating assets and liabilities:
     Accounts receivable                           (2,527)         (766)
     Inventory                                     (2,290)       (2,571)
     Prepaid expenses, supplies and other
        current assets                                 142            29
     Accounts payable and accrued expenses           (304)         2,203
                                                   -------       -------
       Net cash used in operating activities       (5,289)       (1,882)
                                                   -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment          (641)         (372)
 Reimbursement of plant and equipment costs              -           758
 Increase in other assets                            (102)             -
                                                   -------       -------
       Net cash (used in) provided by
        investing activities                         (743)           386
                                                   -------       -------

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)
                               (In thousands)

                                                    Fiscal Quarter Ended
                                                    ---------------------
                                                    March 31,    April 2,
                                                      1996         1995
                                                    ---------    --------
                                                         (unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on revolving credit loan, net           $6,717        $2,142
 Repayments of long-term debt                        (994)         (955)
 Deferred financing costs                             (14)           (3)
                                                    ------        ------
       Net cash provided by financing
        activities                                   5,709         1,184

       Net decrease in cash                          (323)         (312)

CASH, beginning of period                              848           898
                                                    ------        ------
CASH, end of period                                 $  525        $  586
                                                    ======        ======
Supplemental Disclosures:
 Cash paid during the fiscal quarter-
  Interest                                          $1,131         $ 828
  Income taxes                                          18            46
 Non-cash transactions-
  Capital lease obligations                              -           463



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1996
                                 (UNAUDITED)


1.ORGANIZATION

  American White Cross, Inc. (the Company) manufactures and markets a wide variety of health and personal care products. The Company's business was founded in 1925, became a division of National Patent Development Corporation (NPDC) in 1972 (the Division) and was reorganized in April 1991 (the Partnership Reorganization) as National Patent Medical Partnership, L.P. (the Partnership). Pursuant to the Partnership Reorganization, the general partner acquired a 51% interest in the Partnership and the limited partner acquired the remaining 49% interest in the Partnership.

  In November 1992, NPM Healthcare Products, Inc., which was formed for such purpose, succeeded to the assets, liabilities and business of the Partnership (the Corporate Reorganization). In connection with the Corporate Reorganization and upon completion of the Company's November 1992 public offering, the general partner contributed to the Company its interest in the Partnership in exchange for 1,326,000 shares of common stock of the Company. In addition, the limited partner contributed to the Company its interest in the Partnership in exchange for 574,000 shares of common stock of the Company and $4,550,000, which equals the net proceeds received by the Company from the sale of 700,000 shares of common stock.

  In May 1993, the Company acquired all of the outstanding capital stock of The American White Cross Laboratories, Inc. (AWCL) and its wholly owned subsidiary, Weaver Manufacturing Corporation. In March 1994, AWCL was merged into the Company and the Company changed its name from NPM Healthcare Products, Inc. to American White Cross, Inc.

2.BASIS OF PRESENTATION

  The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented.

  The results for the first fiscal quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

3.INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The benefit from income taxes includes federal and state income taxes on earnings generated in the United States, Puerto Rican income taxes on earnings generated in Puerto Rico and taxes due upon repatriation of Puerto Rican earnings and is based on the expected tax rate to be incurred for the full fiscal year.

  The Company has provided, as of March 31, 1996, a $770,000 valuation allowance relating to state net operating loss carryforwards which management deems will not be utilized due to the restructuring of the Company's operations which resulted in reduced levels of operations in certain states with carryforwards and due to relatively short carryforward periods for certain state net operating losses. Although realization is not assured, management believes it is more likely than not that the value of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

4.NET LOSS PER SHARE

  Net loss per share has been calculated using the weighted average number of shares outstanding. The effect of stock options and warrants during each period is not dilutive and, therefore, not considered.

5.GOODWILL

  Goodwill, which represents the excess of the purchase price over the fair values of net assets acquired in connection with certain acquisitions, is amortized on a straight-line basis over an expected forty year life. The Company assesses the recoverability of this intangible by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected future results. At this time the Company expects full recoverability. Therefore, it is management's belief that no impairment of goodwill has occurred.

6.LONG-TERM DEBT

  As of March 31, 1996, the Company had approximately $18,955,000 outstanding under its revolving credit facility. Borrowings bear interest at a rate per annum equal to the prime rate plus 1 3/4% and are secured by the Company's accounts receivable and inventories. The credit facility contains financial and other covenants requiring the Company to maintain certain levels of working capital and tangible net worth, as defined, and prohibits the payment of dividends without the lender's consent. As of March 31, 1996, the Company had approximately $4,460,000 available for additional borrowings under this credit facility. The formula for determining the amount of available borrowings reverts gradually to the pre-amendment formula starting in June 1996. The term of the facility expires on May 25, 1998 and provides for a termination fee of 1% through May 26, 1996 which is reduced to 1/2% if termination should occur on or prior to May 25, 1997, with no fee should termination occur after May 27, 1997. In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include provisions for a lock box requirement and allow the lender certain subjective acceleration rights, all outstanding amounts are reflected as a component of current portion of long-term debt and capital lease obligations in the accompanying consolidated balance sheets as of March 31, 1996 and December 31, 1995.

  As of March 31, 1996, the Company had approximately $12,096,000 outstanding under its term loans consisting of $9,324,000 outstanding under its original term loan dated September 1, 1994 and $2,772,000 outstanding under two term loans which were effective September 1, 1995. These term loans are secured by all of the Company's machinery and equipment, other than the machinery and equipment which collateralizes capital lease obligations, and bear interest at a fixed rate of 9% and 11.57%, respectively. Payments on the three term loans are due in equal monthly installments of principal and interest over a five-year term. The term loans contain covenants similar to the Company's revolving credit facility, as well as a minimum debt service coverage ratio which is effective beginning March 31, 1996.

  On December 1, 1995, the Company entered into an agreement with certain investors to issue senior subordinated notes for proceeds of $9,000,000. The senior subordinated notes are subordinate in right of payment to the revolving credit facility and to the term loans (up to a maximum aggregate principal amount of $44,000,000) and are guaranteed by the Company's subsidiaries. The notes are due on December 1, 2003 and bear interest at an annual rate of 8% through December 1, 1996. The interest rate increases by 2% annually until December 1, 1999 at which time the rate will be 16%. Interest expense is being recorded using the effective yield method. There is no penalty for early repayment. The agreement also requires an annual monitoring fee of $75,000 to be paid by the Company.

  Warrants were also issued to the investors to purchase up to 1,334,511 shares of the Company's common stock at an exercise price of $1 per share. The estimated fair value of $2,086,000 was recorded as a reduction in the carrying value of the debt and is being recorded as additional interest expense using the effective yield method. For the quarter ended March 31, 1996, $65,000 has been recorded as additional interest expense related to the fair value assigned to the warrants.

  The revolver, term loans and subordinated debt agreements contain financial and other covenants requiring the Company to maintain certain minimum debt service coverage ratios and certain levels of working capital and tangible net worth, as defined, and prohibit the payment of dividends without the lender's consent. After giving effect to certain waivers received by the Company, the Company was in compliance with all covenants for the quarter ended March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Sales for the first fiscal quarter of 1996 were $22,559,000 as compared to $21,371,000 for the same period in 1995. This $1,188,000 (6%)
  increase was primarily due to new retail distribution of the Company's First Aid brand adhesive bandages, the impact of selling liquid nutritional supplement products in 1996 and higher sales of the Company's licensed character adhesive bandages. These gains were partially offset by decreased sales of adhesive bandages produced on a contract basis for other distributors and timing related demand for first aid kits.

  Cost of sales in the first fiscal quarter of 1996 was $18,180,000, or 80.6% of sales, compared to $18,323,000, or 85.7% of sales in the first fiscal quarter of 1995. This decrease in cost of sales percentage is attributable to significant reductions in costs related to the relocation of certain of the Company's manufacturing processes to more modern, lower cost facilities. These savings, which primarily impacted direct and support labor costs, were partially offset by higher raw material cost as well as an increased level of inter-facility freight.

  Selling expenses in the first fiscal quarter of 1996 of $3,246,000, or 14.4% of sales, were higher than the $2,934,000, or 13.7% of sales in the same period last year. The increase in cost relates to the establishment of a second distribution center, located at the Company's Houston, Texas plant. This facility was established in order to increase service levels and decrease customer response time, as well as overall freight costs. The Company plans to distribute its products from both its Dayville, Connecticut and Houston, Texas facilities, and will discontinue use of its separately leased distribution facility in Connecticut effective June 1, 1996.

  General and administrative expenses of $1,142,000, or 5.1% of sales, were $143,000 higher than in the prior year due to higher salary, travel, telephone and amortization costs partially offset by lower bad debts expenses and professional fees.

  Interest expense of $1,191,000 was 5.3% of sales for the first fiscal quarter of 1996 compared to $716,000, or 3.4% of sales in the same period of 1995. This increase is related to both a higher level of debt outstanding as well as a higher average interest rate during the quarter.

  The Company operated at approximately a break-even level from operations in the first fiscal quarter of 1996 compared to a loss of $885,000 in the same period of 1995. The improvement was primarily due to higher sales volume and manufacturing cost savings related to the restructuring of the Company's facilities completed in late 1995.


  LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1996, the Company had working capital of $10,309,000 and a current ratio of 1.3 to 1 as compared to $12,371,000 and 1.4 to 1 at December 31, 1995.

  During the first fiscal quarter of 1996, the Company used $5,289,000 of cash for operating activities principally due to a $2,527,000 increase in accounts receivable and a $2,290,000 increase in inventory levels in anticipation of the increased sales volume expected in the second and third fiscal quarters.

  The Company used $641,000 in cash for the purchase of new plant and equipment during the first fiscal quarter of 1996.

  As of March 31, 1996, the Company had approximately $4,460,000 available for additional borrowings under its revolving credit facility based upon current levels of eligible receivables and inventory.

  In April 1996, the Company refinanced the subordinated note payable to National Patent Medical, Inc. in the principal amount of $1,800,000, originally due 50% in each of April 1996 and April 1997, for a cash payment of $50,000 and a new note in the amount of $1,750,000 with principal payments due over a 27 month period. Amounts outstanding under the new note are convertible into a maximum number of 1,129,032 shares of the Company's common stock, with such number decreasing with each payment of principal. The interest rate remains at prime plus one-half percent, however all such interest will be payable on the final maturity date of the new note in shares of the Company's common stock.

  Presently, the Company's primary cash requirements are for normal operating activities. Management believes that the combination of the borrowing availability under the Company's revolving credit facility, existing working capital and funds anticipated to be generated from improvements in operating and financing activities will be sufficient to meet the Company's operating and capital needs for the foreseeable future.

Part II.  OTHER INFORMATION

 Item 5.  OTHER INFORMATION

  Effective January 6, 1996, Richard M. Rodnick resigned from the Company's Board of Directors.

  Effective March 21, 1996 Diane M. Smith was elected to the Company's Board of Directors.

 Item 6.  8-K

  There were no reports on Form 8-K filed by the Company during the first quarter of 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMERICAN WHITE CROSS, INC.


                    By:  s/ Thomas M. Rallo
                         ----------------------------------------------
                         Thomas M. Rallo
                         Senior Vice President, Finance & Administration and Chief Accounting Officer

Date:  May 15, 1996