Form 10-Q
period 1996-06-30
AMERICAN WHITE CROSS INC
filed 1996-08-19
CIK 887622

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q


            (X) Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

           ( ) Transition Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                 for the transition period from       to       .
                                                -------  ------

                           Commission File Number
                                   0-20240
                          ----------------------

                         AMERICAN WHITE CROSS, INC.
          -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                             06-1342417
- -------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


                                349 Lake Road
                            Dayville, Connecticut
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

As of August 14, 1996, 6,675,891 shares of Common Stock, $.01 par value, were outstanding.

Total sequentially numbered pages in this filing:   14.

Part  I.  Financial Information
Item 1.   Financial Statements

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollar amounts in thousands)
                                                  June 30,     December 31,
                                                    1996          1995
                                                 ----------   -----------
ASSETS                                           (unaudited)    (audited)
Current assets:
  Cash                                             $   705       $   848
  Accounts receivable                               12,739        10,089
  Inventory                                         28,747        28,171
  Prepaid expenses                                     944           765
  Supplies                                           1,367         1,367
  Deferred income taxes                                  0         1,061
  Other current assets                               1,582         1,875
                                                   -------       -------
     Total current assets                           46,084        44,176
                                                   -------       -------

Property, plant and equipment, net                  22,071        21,827
                                                   -------       -------
Other assets:
  Goodwill                                           6,536         6,461
  Trademarks, licenses and customer list               563           616
  Organization and deferred financing costs            969         1,046
  Noncompetition agreements                            192           242
  Deferred income taxes                                  0         4,048
                                                   -------       -------
     Total other assets                              8,260        12,413
                                                   -------       -------
     Total assets                                  $76,415       $78,416
                                                   =======       =======


       The accompanying notes are an integral part of these condensed consolidated financial statements.


                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollar amounts in thousands)

                                                  June 30,     December 31,
                                                    1996          1995
                                                  ----------   -----------
                                                 (unaudited)    (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
     capital lease obligations                     $27,492       $17,451
  Accounts payable                                  12,263        12,608
  Accrued wages                                        217           199
  Other accrued expenses                               671         1,547
                                                   -------       -------
     Total current liabilities                      40,643        31,805
                                                   -------       -------
Long-term debt and capital lease obligations,
  less current portion                              18,317        19,577
                                                   -------       -------
Stockholders' equity:
  Preferred stock                                        -             -
  Common stock                                          67            67
  Additional paid-in capital                        33,990        33,990
  Accumulated deficit                             (16,602)       (7,023)
                                                   -------       -------
     Total stockholders' equity                     17,455        27,034
                                                   -------       -------
     Total liabilities and stockholders'
       equity                                      $76,415       $78,416
                                                   =======       =======


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                            Fiscal Quarters Ended   Two Fiscal Quarters Ended
                            ---------------------   -------------------------
                            June 30,    July 2,     June 30,     July 2,
                             1996        1995        1996         1995
                            --------    -------     --------     -------
                                 (unaudited)              (unaudited)
Sales                       $23,359     $23,814      $45,918     $45,185

Cost of sales                20,787      19,301       38,967      37,624
                            -------     -------      -------     -------
Gross profit                  2,572       4,513        6,951       7,561
                            -------     -------      -------     -------
Operating expenses:
  Selling                     3,467       3,583        6,713       6,517
  General and
     administrative           1,109         940        2,251       1,939
                            -------     -------      -------     -------
                              4,576       4,523        8,964       8,456
                            -------     -------      -------     -------
Loss from operations        (2,004)        (10)      (2,013)       (895)

Interest expense            (1,269)       (796)      (2,460)     (1,512)
Other income                      -           -            2           2
                            -------     -------      -------     -------

Loss before provision for
     (benefit from)
     income taxes           (3,273)       (806)      (4,471)     (2,405)

Provision for (benefit from)
     income taxes (Note 4)    5,545       (307)        5,108       (881)
                            -------     -------      -------     -------
Net loss                   $(8,818)    $  (499)     $(9,579)    $(1,524)
                            =======     =======      =======     =======
Net loss per share         $ (1.32)     $  (.07)     $ (1.43)    $  (.23)
                            =======     =======      =======     =======
Weighted average shares
  outstanding                 6,676       6,676        6,676       6,676
                            =======     =======      =======     =======

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   -5-

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                    Two Fiscal Quarters Ended
                                                    -------------------------
                                                    June 30,     July 2,
                                                     1996         1995
                                                    --------     -------
                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $(9,579)      $(1,524)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                     1,623         1,647
   Provision for (benefit from) deferred
     income taxes                                    5,108         (881)
   Accretion of subordinated notes payable             131             -
   Changes in operating assets and liabilities:
     Accounts receivable                           (2,650)       (1,162)
     Inventory                                       (576)       (4,982)
     Prepaid expenses, supplies and other
        current assets                                 114         (118)
     Accounts payable and accrued expenses         (1,203)         1,919
                                                   -------       -------
       Net cash used in operating activities       (7,032)       (5,101)
                                                   -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment        (1,505)       (1,672)
 Reimbursement of plant and equipment costs              -           976
 Increase in other assets                            (162)         (106)
                                                   -------       -------
       Net cash used in
        investing activities                       (1,667)         (802)
                                                   -------       -------

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)
                               (In thousands)
                                                    Two Fiscal Quarters Ended
                                                    -------------------------
                                                    June 30,     July 2,
                                                     1996         1995
                                                    --------     -------
                                                         (unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on revolving credit loan, net          $10,314        $6,960
 Repayments of long-term debt                      (1,662)       (1,619)
 Deferred financing costs                             (96)           (6)
                                                    ------        ------
       Net cash provided by financing
        activities                                   8,556         5,335

       Net decrease in cash                          (143)         (568)

CASH, beginning of period                              848           898
                                                    ------        ------
CASH, end of period                                 $  705        $  330
                                                    ======        ======
Supplemental Disclosures:
 Cash paid during the period-
  Interest                                          $2,338        $1,553
  Income taxes                                          40            78
 Non-cash transactions-
  Capital lease obligations                              -           463



       The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
                                 (UNAUDITED)


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

  In May 1993, the Company acquired all of the outstanding capital stock of The American White Cross Laboratories, Inc. (AWCL) and its wholly owned subsidiary, Weaver Manufacturing Corporation (Weaver). In March 1994, AWCL was merged into the Company and the Company changed its name from NPM Healthcare Products, Inc. to American White Cross, Inc.

  See Note 3 for a discussion of the Company's filing for protection under Chapter 11 of the U.S. Bankruptcy Code subsequent to June 30, 1996.

2.BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries, Weaver and Acme Chaston Puerto Rico, Inc. (ACPR). These statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities is subject to significant uncertainty in light of the Company's filing of voluntary petitions under Chapter 11 ("Chapter 11 Filings")(see Note 3 - "Bankruptcy Proceedings").Such financial statements, consequently, do not reflect any adjustments that have or may result from the Company's Chapter 11 filings and related matters.

  Under the reorganization proceedings , the Company may sell or otherwise realize assets, and liquidate or settle liabilities, for amounts other than those reflected in the condensed consolidated financial statements. The amounts reported in the condensed consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary pursuant to a plan of reorganization.

  The results for the second fiscal quarter and first two fiscal quarters ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

3.BANKRUPTCY PROCEEDINGS

  On July 17, 1996 (the "Filing Date"), the Company and its wholly owned consolidated subsidiaries, ACPR and Weaver, filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to section 1107 and 1108 of the Bankruptcy Code. On July 29, 1996, a single unsecured creditors' committee was appointed by the U.S. Trustee for the district of Delaware pursuant to Section 1102 of the Bankruptcy Code (the "Creditors' Committee"). The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

  In July 1996, the Company concluded that the Chapter 11 filing was necessary in order to preserve the value of its assets and to ensure that the business had sufficient cash resources to continue operations while it completed the financial restructuring process.

  As of the Filing Date, actions to collect pre-petition indebtedness have been automatically stayed pursuant to Section 362 of the Bankruptcy Code (subject to order of the Bankruptcy Court) and, in certain circumstances, other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company may reject pre-petition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to being paid or compromised under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

  On July 17, 1996, the Company entered into a ratification and amendment of its loan agreement (the "Congress Financing") to provide a working capital, Debtor-In-Possession facility (the "DIP Facility") to the Company through December 31, 1996. The availability of the borrowings under the DIP facility increased the amount the Company could borrow by up to $1,500,000. In exchange for this increase, the Company, (i) pledged previously unencumbered collateral, (ii) granted a second lien position to Congress on certain machinery and equipment and, (iii) paid a $50,000 facility fee. The interest rate increased to 2% above prime rate (from 1 3/4%). The DIP facility, approved by the Bankruptcy Court on August 13, 1996, contains certain financial covenants and other customary covenants and conditions consistent with similar financings.

4.INCOME TAXES

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

  The Company had provided, as of December 31, 1995, a $770,000 valuation allowance relating to state net operating loss carryforwards which management deemed would not be utilized due to the reduced levels of operations in certain states with carryforwards and due to relatively short carryforward periods for certain state net operating losses. As a result of continuing losses incurred by the Company during the quarter ended June 30, 1996, management determined it was no longer more likely than not that the value of the remaining deferred tax asset would be realized. As a result, the Company recorded an additional valuation allowance of $5,545,000 which was reflected as a provision for income taxes in the accompanying statements of operations for the fiscal quarter ended June 30, 1996.

5.NET LOSS PER SHARE

  Net loss per share has been calculated using the weighted average number of shares outstanding. The effect of stock options and warrants during each period is not dilutive and, therefore, not considered.

6.GOODWILL

  Goodwill, which represents the excess of the purchase price over the fair values of net assets acquired in connection with certain acquisitions, is amortized on a straight-line basis over an expected forty year life. The recoverability of this intangible is subject to uncertainty as a result of the Bankruptcy Proceedings and may be affected by a plan of reorganization . No provision for impairment of the recorded balance has been made as of June 30, 1996 (see Note 2.).

7.LONG-TERM DEBT

  As of June 30, 1996, the Company had approximately $22,553,000 outstanding under its revolving credit facility. Pre-petition borrowings bore interest at a rate per annum equal to the prime rate plus 1 3/4% and were secured by the Company's accounts receivable, inventories and intangible assets. In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include provisions for a lock box requirement and allow the lender certain subjective acceleration rights, all outstanding amounts are reflected as a component of current portion of long-term debt and capital lease obligations in the accompanying consolidated balance sheets as of June 30, 1996 and December 31, 1995.

  As of June 30, 1996, the Company had approximately $11,786,000 outstanding under its term loans consisting of $9,054,000 outstanding under its original term loan dated September 1, 1994 and $2,732,000 outstanding under two term loans which were effective September 1, 1995.These term loans are secured by all of the Company's machinery and equipment, other than the machinery and equipment which collateralizes capital lease obligations, and bear interest at a fixed rate of 9% per annum and 11.57%, respectively. Payments on the three term loans are due in equal monthly installments of principal and interest over a five-year term.

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

  Warrants were also issued to the investors in the senior subordinated notes to purchase up to 1,334,511 shares of the Company's common stock at an exercise price of $1 per share. The estimated fair value of

  $2,086,000 was recorded as a reduction in the carrying value of the debt and is being recorded as additional interest expense using the effective yield method. For the six months ended June 30, 1996, $131,000 has been recorded as additional interest expense related to the fair value assigned to the warrants.

  Please see Note 3. Bankruptcy Proceedings and Item 3. Defaults Upon Senior Securities as they relate to the Company's long-term debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Sales for the second fiscal quarter of 1996 were $23,359,000 as compared to $23,814,000 for the same period in 1995. This $455,000 (2%) decrease was primarily due to lower shipments of branded character adhesive bandages and promotional cotton swabs, partially offset by an increase in sales of healthcare products and private label adhesive strips. Sales for the first two fiscal quarters of $45,918,000 were 2% higher than for the prior year reflecting new distribution of the Company's First Aid brand adhesive bandages, the impact of selling liquid nutritional supplement products in 1996 and higher sales of the Company's healthcare products. These gains were partially offset by decreased sales of promotional cotton swabs and character adhesive bandages produced both for distribution by the Company and on a contract basis for other distributors.

  Cost of sales in the second fiscal quarter of 1996 was $20,787,000, or 89.0% of sales, compared to $19,301,000, or 81.0% of sales in the second fiscal quarter of 1995. Year to date cost of sales of $38,967,000, or 84.9% compared unfavorably to prior year cost of sales of $37,624,000, or
  83.2%.   The increase in cost of sales percentage is attributable to a higher level of discounting and promoting the Company's products in order to stimulate sales and cash flow, increased interfacility freight and the writedown of inventories related to the discontinuance of certain product lines in the second fiscal quarter.

  Selling expenses in the second fiscal quarter of 1996 of $3,466,000, or 14.8% of sales , were lower than the $3,583,000, or 15.0% of sales in the same period last year. The decrease in cost reflects lower sales and marketing costs due to the prior year introduction of the Looney Tunes adhesive strips, partially offset by higher distribution costs related to the establishment of a second distribution center, located at the Company's Houston, Texas plant. This facility was established in order to increase service levels and decrease customer response time, as well as overall freight costs. The Company plans to distribute its products from both of its manufacturing facilities, and terminated its lease on the distribution facility in Connecticut on June 1, 1996. Year to date selling expenses of $6,713,000, or 14.6% of sales, were higher than prior year spending of $6,517,000, or 14.4% due to the aforementioned distribution spending, partially offset by lower spending in sales and marketing.

  General and administrative expenses for the quarter and year to date of $1,109,000 (4.7% of sales) and $2,251,000 (4.9%), respectively, were higher than the prior years results of $940,000 (3.9%) and $1,939,000 (4.3%), respectively, due to higher personnel costs, travel and bank and professional fees.

  Interest expense of $1,269,000 was 5.4% of sales for the second fiscal quarter of 1996 compared to $796,000, or 3.3% of sales in the same period of 1995. This increase, as well as the year to date increase from $1,512,000 to $2,460,000 is related to both a higher level of debt outstanding as well as a higher average interest rate expensed during the periods.

  The Company's pretax loss in the second quarter was $3,271,000 as compared to $806,000 in the prior year, due primarily to the write-down of inventories related to the discontinuance of certain product lines, extensive pricing and promotional discounts, increased interplant freight and distribution costs and higher interest costs.

  The Company recognized a $5,545,000 write-off of its deferred tax assets as a provision for taxes in the second fiscal quarter reflecting management's current assessment of the potential realization of this asset (see Note 4.).

  LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1996, the Company had working capital of $5,441,000 and a current ratio of 1.1 to 1 as compared to $12,371,000 and 1.4 to 1 at December 31, 1995.

  During the two fiscal quarters ended June 30, 1996, the Company used $7,032,000 of cash for operating activities principally due to continued operating losses, increases in accounts receivable, increases in inventory due to lower than expected second quarter sales and a reduction of accounts payable and accrued expenses due to less favorable terms from vendors.

  The Company used $1,505,000 in cash for the purchase of new plant and equipment during first six months of 1996.

  On July 17, 1996, the Company filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code and entered into the DIP Facility, thereby increasing advance rates on inventory and receivables by up to $1,500,000. This DIP Facility was approved by the Bankruptcy Court on August 13, 1996. Availability under the DIP Facility on August 13, 1996 was approximately $1,600,000.

  Management expects to finance the Company's short-term working capital and capital expenditures requirements through borrowing availability through the DIP Facility, existing working capital and funds anticipated to be generated from improvements in operating activities. However, there can be no assurance that such facilities will be sufficient to enable the Company to meet its liquidity requirements. Due to the Chapter 11 filing, many vendors have demanded cash on delivery or cash in advance of delivery. If the Company is unable to secure terms from vendors, its ability to meet its short-term cash requirements may be adversely affected. The Company's financing requirements for long-term growth, future capital expenditures and debt service cannot be determined until a plan of reorganization is developed and confirmed by the Bankruptcy Court.

Part II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

  As of June 30, 1996, the Company was in default under various loan agreement covenants, including payment defaults (See Notes 3. and 7.).

Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders of the Company was held on May 30, 1996. At the Annual Meeting, the shareholders elected two members to the Board of Directors to serve for a term of three years. There were 6,675,891 shares of the Company's Common Stock outstanding and entitled to vote.

  With respect to the election of Clifford J. Gundle and Diane M. Smith to the Board of Directors, 5,981,990 shares were voted in favor of their election, 150,640 shares were voted against their election and 543,261 shares were not voted.

Item 6.  8-K

  Forms 8-K dated April 22, 1996 and July 17, 1996 were filed on April 22, 1996 and July 17, 1996, respectively.

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

Date:  August 19, 1996