Form 10-Q
period 1996-09-29
AMERICAN WHITE CROSS INC
filed 1996-11-14
CIK 887622

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q


           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 1996.

          ( ) Transition Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                 for the transition period from       to       .
                                                -------  ------

                          Commission File Number
                                  0-20240
                          ----------------------

                        AMERICAN WHITE CROSS, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                             06-1342417
-------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


                               349 Lake Road
                           Dayville, Connecticut
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

As of November 14, 1996, 6,675,891 shares of Common Stock, $.01 par value, were outstanding.

Total sequentially numbered pages in this filing:   15.

Part  I.  Financial Information
Item 1.   Financial Statements

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollar amounts in thousands)
                                               September 29,   December 31,
                                                    1996          1995
                                                ------------   -----------
ASSETS                                           (unaudited)    (audited)
Current assets:
  Cash                                             $   512       $   848
  Accounts receivable                               11,024        10,089
  Inventory                                         19,964        28,171
  Prepaid expenses and deposits                      1,829           765
  Supplies                                           1,438         1,367
  Deferred income taxes                                  -         1,061
  Other current assets                               1,670         1,875
                                                   -------       -------
     Total current assets                           36,437        44,176
                                                   -------       -------

Property, plant and equipment, net                  20,025        21,827
                                                   -------       -------
Other assets:
  Goodwill                                           5,444         6,461
  Trademarks, licenses and customer list               423           616
  Organization and deferred financing costs            913         1,046
  Noncompetition agreements                            167           242
  Deferred income taxes                                  -         4,048
                                                   -------       -------
     Total other assets                              6,947        12,413
                                                   -------       -------
     Total assets                                  $63,409       $78,416
                                                   =======       =======


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollar amounts in thousands)

                                              September 29,    December 31,
                                                   1996           1995
                                               ------------    -----------
                                                (unaudited)     (audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise
  Current portion of long-term debt and
     capital lease obligations                     $19,161       $17,451
  Accounts payable                                   1,916        12,608
  Accrued wages                                        111           199
  Other accrued expenses                             1,812         1,547
                                                   -------       -------
     Total liabilities not subject to compromise    23,000        31,805

Total liabilities subject to compromise             35,438             -
Long-term debt and capital lease obligations             -        19,577
                                                   -------       -------
Total liabilities                                   58,438        51,382

Commitments and contingencies (See Notes 3 and 9)

Stockholders' equity:
  Preferred stock                                        -             -
  Common stock                                          67            67
  Additional paid-in capital                        33,990        33,990
  Accumulated deficit                             (29,086)       (7,023)
                                                   -------       -------
     Total stockholders' equity                      4,971        27,034
                                                   -------       -------
     Total liabilities and stockholders'
       equity                                      $63,409       $78,416
                                                   =======       =======


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                          Fiscal Quarters Ended    Three Fiscal Quarters Ended
                         -----------------------   ---------------------------
                         September 29, October 1,  September 29,  October 1,
                             1996        1995          1996         1995
                         ------------  ---------   ------------   ---------
                                 (unaudited)               (unaudited)

Sales                      $ 21,169      $22,091      $ 67,087      $67,276

Cost of sales                19,166       17,646        58,133       55,270
                           --------      -------      --------      -------
Gross profit                  2,003        4,445         8,954       12,006
                           --------      -------      --------      -------
Operating expenses:
  Selling                     2,947        3,386         9,660        9,903
  General and
     administrative           1,296          986         3,547        2,925

Restructuring                     -          477             -          477
Other non-cash charges        8,658            -         8,658            -
                           --------      -------      --------      -------
                             12,901        4,849        21,865       13,305
                           --------      -------      --------      -------
Loss from operations       (10,898)        (404)      (12,911)      (1,299)

Interest expense              (577)        (866)       (3,037)      (2,378)
Other income                      -            8             2           10
Reorganization items:
  Professional fees         (1,094)            -       (1,094)            -
                           --------      -------      --------      -------
Loss before provision for
  (benefit from)income
   taxes                   (12,569)      (1,262)      (17,040)      (3,667)
Benefit from (provision for)
  income taxes (Note 4)          85          439       (5,023)        1,320
                           --------      -------      --------      -------
Net loss                  $(12,484)     $  (823)     $(22,063)     $(2,347)
                           ========      =======      ========      =======
Net loss per share        $  (1.87)      $  (.13)     $  (3.30)    $  (.35)
                           ========      =======      ========      =======
Weighted average shares
  outstanding                 6,676        6,676         6,676        6,676
                           ========      =======      ========      =======

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   -5-

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                  Three Fiscal Quarters Ended
                                                  ---------------------------
                                                   September 29,  October 1,
                                                       1996          1995
                                                   ------------   ---------
                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(22,063)     $(2,347)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                         2,496        2,474
   Other non-cash charges                                8,658            -
   Benefit from deferred income taxes                    5,023      (1,148)
   Restructuring charge                                      -          305
   Accretion of subordinated notes payable                 142            -
   Changes in operating assets and liabilities:
     Accounts receivable                               (1,437)        (708)
     Inventory                                           3,035      (3,956)
     Prepaid expenses, supplies and other
        current assets                                 (1,037)         (92)
     Accounts payable and accrued expenses               1,732        (383)
                                                       -------      -------
       Net cash used in operating activities           (3,451)      (5,855)
                                                       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment            (1,799)      (2,934)
 Reimbursement of plant and equipment costs                  -          976
 Increase in other assets                                (166)        (193)
                                                       -------      -------
       Net cash used in
        investing activities                           (1,965)      (2,151)
                                                       -------      -------

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)
                              (In thousands)

                                                  Three Fiscal Quarters Ended
                                                   ---------------------------
                                                   September 29,  October 1,
                                                       1996          1995
                                                   ------------   ---------
                                                           (unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on revolving credit loan, net          $ 6,919       $13,220
 Repayments of long-term debt                      (1,743)       (5,503)
 Deferred financing costs                             (96)          (60)
                                                    ------        ------
       Net cash provided by financing
        activities                                   5,080         7,657

       Net decrease in cash                          (336)         (349)

CASH, beginning of period                              848           898
                                                    ------        ------
CASH, end of period                                 $  512        $  549
                                                    ======        ======
Supplemental Disclosures:
 Cash paid during the period-
  Interest                                         $ 2,832        $2,403
  Income taxes                                          50            78
 Non-cash transactions-
  Capital lease obligations                              -           586



      The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 29, 1996
                                (UNAUDITED)

1.ORGANIZATION

  American White Cross, Inc. ("the Company") manufactures and markets a wide variety of health and personal care products. The Company's business was founded in 1925, became a division of National Patent Development Corporation (NPDC) in 1972 ("the Division") and was reorganized in April 1991 ("the Partnership Reorganization") as National Patent Medical Partnership, L.P. ("the Partnership").

  In November 1992, NPM Healthcare Products, Inc., which was formed for such purpose, succeeded to the assets, liabilities and business of the Partnership ("the Corporate Reorganization").

  In May 1993, the Company acquired all of the outstanding capital stock of The American White Cross Laboratories, Inc. (AWCL) and its wholly owned subsidiary, Weaver Manufacturing Corporation (Weaver). In March 1994, AWCL was merged into the Company and the Company changed its name from NPM Healthcare Products, Inc. to American White Cross, Inc.

  See Note 3 for a discussion of the Company's filing for protection under Chapter 11 of the U.S. Bankruptcy Code on July 17, 1996.

2.BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries, Weaver and Acme Chaston Puerto Rico, Inc. (ACPR). These statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities is subject to significant uncertainty in light of the Company's filing of voluntary petitions under Chapter 11 ("Chapter 11 Filings")(see Note 3 - "Status of Chapter 11 Proceedings"). Such financial statements, consequently, do not reflect all potential adjustments that may result from the Company's Chapter 11 filings and related matters.

  Under the reorganization proceedings, the Company may sell or otherwise realize assets, and liquidate or settle liabilities, for amounts other than those reflected in the condensed consolidated financial statements. The amounts reported in the condensed consolidated financial statements do not give effect to all potential adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary pursuant to a plan of reorganization.

  The results for the third fiscal quarter and for the three quarters ended September 29, 1996 are not necessarily indicative of the results to be expected for the full year. The Company's year end is December 31. The first two months in each calendar quarter consist of four weeks each with the final month consisting of five weeks. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

3.STATUS OF CHAPTER 11 PROCEEDINGS

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

  In July 1996, the Company concluded that the Chapter 11 filing was necessary in order to preserve the value of its assets and to enhance cash resources to continue operations while it completed the financial restructuring process.

  As of the Filing Date, actions to collect pre-petition indebtedness have been automatically stayed pursuant to Section 362 of the Bankruptcy Code (subject to order of the Bankruptcy Court) and, in certain circumstances, other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company may reject pre-petition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to being paid or compromised under a plan of reorganization to be voted upon by impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

  On July 17, 1996, the Company entered into a ratification and amendment of its loan agreement (the "Congress Financing") to provide a working capital, Debtor-In-Possession facility (the "DIP Facility") to the Company through December 31, 1996. The availability of the borrowings under the DIP facility increased the amount the Company could borrow by up to $1,500,000. In exchange for this increase, the Company, (i) pledged previously unencumbered collateral, (ii) granted a second lien position to Congress on certain machinery and equipment and, (iii) paid a $50,000 facility fee. The interest rate increased to 2% above prime rate (from 1 3/4%). The DIP facility, approved by the Bankruptcy Court on August 13, 1996, contains certain financial covenants and conditions consistent with similar financings.

  Since the Filing Date, the Company has continued to manage its business as a debtor-in-possession and has made substantial progress in the bankruptcy case, including: 1) obtaining post-petition financing, 2) increasing cash flows through a number of operational changes such as personnel layoffs and negotiated union concessions, 3) evaluating the Company's strategic direction and cost structure, resulting in a determination to discontinue certain product lines and also to pursue the divestiture of certain product lines, 4) offsetting the effect of certain customer account losses through a renewed sales effort and focus on profitable core product lines, and 5) making substantive progress in developing a formal plan of reorganization. In connection with this strategic and cost evaluation, the Company recorded non-cash charges totaling $8,658,000 in the quarter ended September 29, 1996. These charges included provisions for allowance for doubtful accounts ($702,000), the reassessment of the carrying value of certain machinery and equipment related to product lines intended for divestiture ($1,728,000), certain inventory valuation adjustments ($5,172,000), and provision for the reduction of related goodwill ($1,056,000).

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

  As a result of continuing losses incurred by the Company during the quarter ended June 30, 1996, management determined it was no longer more likely than not that the value of the remaining deferred tax asset would be realized. As a result, the Company recorded an additional valuation allowance equal to the amount of its deferred tax asset. The year to date impact of $5,023,000 has been reflected as a provision for income taxes in the accompanying statements of operations.

5.NET LOSS PER SHARE

  Net loss per share has been calculated using the weighted average number of shares outstanding. The effect of stock options and warrants during each period is not dilutive and, therefore, not considered.

6.GOODWILL

  Goodwill, which represents the excess of the purchase price over the fair values of net assets acquired in connection with certain acquisitions, is amortized on a straight-line basis over an expected forty year life. The recoverability of this intangible is subject to uncertainty as a result of the Bankruptcy Proceedings and may be affected by a plan of reorganization. As of September 29, 1996, a provision of $1,056,000 had been recorded to reflect an estimate of such impairments.

7.REORGANIZATION COSTS

  Professional fees and expenditures directly related to the Chapter 11 case are classified as reorganization costs and expensed as incurred.

8.LONG-TERM DEBT

  As of September 29, 1996, the Company had approximately $19,161,000 outstanding under its revolving credit facility. Pre-petition borrowings bore interest at a rate per annum equal to the prime rate plus 1 3/4% and were secured by the Company's accounts receivable, inventories and intangible assets. Post petition borrowings under the DIP facility bear interest at a rate per annum equal to the prime rate plus 2% (see Note 3).

  As of September 29, 1996, the Company had approximately $11,636,000 outstanding under its term loans consisting of $8,943,000 outstanding under its original term loan dated September 1, 1994 and $2,693,000 outstanding under two term loans which were effective September 1, 1995. These term loans are secured by all of the Company's machinery and equipment, other than the machinery and equipment which collateralizes capital lease obligations and certain equipment acquired after September 1, 1995, and bear interest at a fixed rate of 9% per annum and 11.57%, respectively. Payments on the three term loans are due in equal monthly installments of principal and interest over a five-year term. No payments have been made under these notes since the Filing Date. The balance outstanding relating to this debt is stated in "Liabilities subject to compromise" on the balance sheet as of September 29, 1996 (see Note 9).

  On December 1, 1995, the Company entered into an agreement with certain investors to issue senior subordinated notes for proceeds of $9,000,000. The senior subordinated notes are subordinate in right of payment to the revolving credit facility and to the term loans (up to a maximum aggregate principal amount of $44,000,000) and are guaranteed by the Company's subsidiaries. The notes are due on December 1, 2003 and bear interest at an annual rate of 8% through December 1, 1996. The interest rate increases by 2% annually until December 1, 1999 at which time the rate will be 16%. Interest expense was being recorded using the effective yield method. An adjustment was recorded in July 1996 to restate interest expense to reflect the rate actually paid since December 1, 1995. There is no penalty for early repayment. The agreement also requires an annual monitoring fee of $75,000 to be paid by the Company. No payments have been made under these notes since the Filing Date. The balance outstanding relating to this debt is stated in "Liabilities subject to compromise" on the balance sheet as of September 29, 1996 (see
  Note 9).

  Warrants were also issued to the investors in the senior subordinated notes to purchase up to 1,334,511 shares of the Company's common stock at an exercise price of $1 per share. The estimated fair value of $2,086,000 was recorded as a reduction in the carrying value of the debt and is being recorded as additional interest expense using the effective yield method. For the three fiscal quarters ended September 29, 1996, $142,000 has been recorded as additional interest expense related to the fair value assigned to the warrants.

9. LIABILITIES SUBJECT TO COMPROMISE

  As of September 29, 1996, liabilities subject to compromise are comprised of the following:
                                         (dollars in thousands)

         Current liabilities
           Accounts payable                         $11,784
           Term loans                                 2,804
           Capital lease obligations                  1,382
           Current portion of other debt                723
           Accrued interest                             264
           Accrued earnout                              200

         Total current liabilities                   17,157

         Noncurrent liabilities
           Senior subordinated debt                   7,079
           Term loans                                 8,832
           Capital lease obligations                  1,320
           Other noncurrent liabilities               1,050

         Total non-current liabilities               18,281

         Total liabilities subject to compromise    $35,438

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Sales for the third fiscal quarter of 1996 were $21,169,000 as compared to $22,091,000 for the same period in 1995. This $921,000 (4%) decrease was primarily due to lower private label and branded adhesive strip sales partially offset by higher sales of automotive first aid kits, cotton swabs and pharmaceutical coil. Year to date sales of $67,087,000 were slightly behind those in the prior year ($67,260,000) as higher Healthcare division sales of pharmaceutical coil, first aid kits and other first aid products were offset by lower sales of Consumer first aid and cotton products.

  Cost of sales in the third fiscal quarter of 1996 was $19,166,000, or 90.5% of sales, compared to $17,646,000, or 80.0% of sales in the third fiscal quarter of 1995. Year to date cost of sales of $58,133,000, or 86.7% of sales, compared unfavorable to prior year cost of sales of $55,270,000, or 82.2% of sales. The increase in cost of sales is attributable to an unfavorable product mix, heavy discounting and promotional spending in order to stimulate sales and cash flow, higher interfacility freight, the impact of increased manufacturing overhead expense due to a significant finished goods inventory reduction, and the second quarter writedown of inventories related to the discontinuance of certain product lines.

  Selling expenses in the third fiscal quarter of 1996 of $2,947,000, or 13.9% of sales , were lower than the $3,386,000, or 15.3% of sales in the same period last year. The decrease in cost relates to lower sales administration costs, including salaries, commissions and travel, due to the reorganization of the Company's sales efforts in both the Consumer and Healthcare divisions, as well as lower distribution costs resulting from the closure of a leased distribution facility in Dayville, Connecticut. These gains were partially offset by higher freight costs due to the loss of certain discounted rates due to the Company's Chapter 11 filing. These third quarter gains caused year to date selling expenses of $9,660,000, or 14.4 % of sales to be lower than those for the comparable period in 1995 of $9,903,000, or 14.7%.

  General and administrative expenses for the quarter and year to date of $1,296,000 (6.1% of sales) and $3,547,000 (5.3%),respectively, were higher than prior years results of $986,000 (4.5%) and $2,925,000 (4.3%), respectively, due to higher professional fees, travel, telephone and amortization costs partially offset by lower bad debt expenses.

  In connection with the Company's strategic and cost evaluation of its business and the determination to pursue the divestiture of certain product lines, the Company recorded other non-cash charges totaling $8,658,000 in the third fiscal quarter as described in Note 3.

  Interest expense of $577,000 was 2.7% of sales for the third fiscal quarter of 1996 compared to $866,000, or 3.9% of sales in the same period of 1995. The decrease is due, primarily, to the fact that certain debt service requirements have been stayed by the bankruptcy filing. On a year to date basis, interest expense in 1996 of $3,037,000 was higher than the $2,378,000 in 1995 reflecting a higher average level of debt outstanding as well as higher interest rates expensed during the year.

  As a result of continuing losses incurred by the Company during the quarter ended June 30, 1996, management determined it was no longer more likely than not that the value of the remaining deferred tax asset would be realized. As a result, the Company recorded an additional valuation allowance equal to the amount of its deferred tax asset. The year to date impact of $5,023,000 has been reflected as a provision for income taxes in the accompanying statements of operations.

  LIQUIDITY AND CAPITAL RESOURCES

  At September 29, 1996, the Company had working capital of $16,437,000 and a current ratio of 1.7 to 1 as compared to $12,371,000 and 1.4 to 1 at December 31, 1995.

  During the three fiscal quarters ended September 29, 1996, the Company used $3,451,000 of cash for operating activities principally due to continued operating losses, increases in accounts receivable, and increases in prepaid expenses relating to prepayments of reorganization fees and advance payments to vendors, offset partially by the impact of lower inventories and higher accounts payable.

  The Company used $1,799,000 in cash for the purchase of new plant and equipment during the first three fiscal quarters of 1996.

  On July 17, 1996, the Company filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code and entered into the DIP Facility, thereby increasing advance rates on inventory and receivables by up to $1,500,000. This DIP Facility was approved by the Bankruptcy Court on August 13, 1996. Availability under the DIP Facility on September 29, 1996 was approximately $1,908,000.

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

Part II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

  As of September 29, 1996, the Company was in default under various loan agreement covenants, including payment defaults (see Notes 3 and 7).

Item 6.  8-K

  Form 8-K dated September 4, 1996 was filed on September 16, 1996.

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

Date:  November 14, 1996