Form 10-K
period 1996-12-31
AMERICAN WHITE CROSS INC
filed 1997-03-31
CIK 887622

------------------------
                                                      OMB APPROVAL
                                                ------------------------
                                                OMB Number:    3235-0058
                                                Expires:    May 31, 1997
                                                Estimated average burden
                                                hours per response..2.50
                                                ------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 12b-25
                                                         ---------------
                       NOTIFICATION OF LATE FILING       SEC FILE NUMBER
                                                             0-20240
                                                         ---------------

                                                         ---------------
                                                          CUSIP NUMBER

                                                         ---------------

(Check One):  (X)Form 10-K  ( )Form 20-F  ( )Form 11-K  ( )Form 10-Q
              ( )Form N-SAR

          For Period Ended:   12/31/96
                              --------------
          ( ) Transition Report on Form 10-K
          ( ) Transition Report on Form 20-F
          ( ) Transition Report on Form 11-K
          ( ) Transition Report on Form 10-Q
          ( ) Transition Report on Form N-SAR
          For the Transition Period Ended:
                                           --------------
----------------------------------------------------------------------------
Read Instruction (on back page) Before Preparing Form. Please Print or Type. NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.
----------------------------------------------------------------------------
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

----------------------------------------------------------------------------
                                                                     Page 2

PART I - REGISTRANT INFORMATION

Full Name of Registrant

American White Cross, Inc.
----------------------------------------------------------------------------

Former Name if Applicable

None
----------------------------------------------------------------------------

Address of Principal Executive Office (Street and Number)

349 Lake Road
----------------------------------------------------------------------------

City, State and Zip Code

Dayville, Connecticut  06241
----------------------------------------------------------------------------


PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without reasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

       (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
       (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof,
[X] will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
       (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                                                                     Page 3
PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

In connection with the Company's reorganization under Chapter 11 of Title 11 of the United States Code, on March 20, 1997, the Company entered into a definitive agreement to sell its cotton business. Because of the significant amount of management attention required by the negotiation of such sale and the preparation of documentation related thereto, the Registrant requires additional time to prepare the Form 10-K for the fiscal year ended December 31, 1996.

PART IV - OTHER INFORMATION

(1)Name and telephone number of person to contact in regard to this notification

Thomas Rallo                  (860)  779-4114
----------------------------  -----  --------

(2) Have all other periodic reports required under Section 13 or
    15(d) of the Securities Exchange Act of 1934 or Section 30
    of the Investment Company Act of 1940 during the preceding
    12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If answer is
    no, identify report(s).                                  (X)Yes  ( )No
    -----------------------------------------------------------------------
(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be
    included in the subject report or portion thereof?       (X)Yes  ( )No

    If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                              See Attachment A

    -----------------------------------------------------------------------
                                                                    Page 4
                         American White Cross, Inc.
         --------------------------------------------
                (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date       March 31, 1997           By s/ Thomas M. Rallo
    -------------------------------    ------------------------------------
                                       Sr. V.P., Finance and Administration

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

---------------------------------------------------------------------------
                                  ATTENTION
Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).
---------------------------------------------------------------------------

GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240, 12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commissions, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

                                                                    Page 5

5. Electronic Filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (section 232.201 or section 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (section 232.13(b) of this chapter).

---------------------------------------------------------------------------
                                ATTACHMENT A

On July 17, 1996, American White Cross, Inc. and its wholly owned consolidated subsidiaries, Acme Chaston Puerto Rico and Weaver
Manufacturing Corporation, filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.

For the year ended December 31, 1996, sales were $87,798,000 compared to $87,351,000 for the same period in 1995. The net loss was $29,908,000, or $4.48 per share, including non-cash charges of $13,217,000 , reorganization expenses of $2,147,000, and write-off of deferred income taxes of $5,093,000. The net loss in the prior year was $4,694,000, or $0.70 per share.