Form 10-K
period 1996-12-31
AMERICAN WHITE CROSS INC
filed 1997-04-04
CIK 887622

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

              X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                      THE YEAR ENDED DECEMBER 31, 1996.

           ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM      TO      .
                           Commission File Number
                                   0-20240
                                   -------
                         AMERICAN WHITE CROSS, INC.
                         --------------------------
            (Exact name of registrant as specified in its charter)
           Delaware                           06-1342417
-------------------------------  -----------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)
                                349 Lake Road
                        Dayville, Connecticut  06241
        ------------------------------------------------------------
        (Address, including zip code, of principal executive offices) Registrant's telephone number, including area code: (860) 774-8541
                                                     -------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                            -----
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
$.01 par value                                              -------------
--------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of December 31, 1996, 6,675,891 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by nonaffiliates as of March 17, 1997 was approximately $1,170,289, based on the bid price as reported on such date on the Nasdaq National Market.

                     Document Incorporated by Reference
                     ----------------------------------
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's year end are incorporated by reference in Part III.

                                   Part I
                                    ------
Item 1.  Business
-----------------
     (a)  Organization -
          ------------
          American White Cross, Inc. (the "Company") manufactures and markets a wide variety of health and personal care products. The Company's business was founded in 1925, became a division of National Patent Development Corporation ("NPDC") in 1972 and was reorganized in April 1991 as National Patent Medical Partnership, L.P. (the "Partnership"). Pursuant to the reorganization, Vamic, Inc. ("Vamic", formerly Clifcor Medical Corp.) acquired a 51% interest in the Partnership and became the general partner, and National Patent Medical Inc. ("NPMI", a wholly owned subsidiary of NPDC), acquired the remaining 49% interest in the Partnership and became the limited partner.

          In November 1992, NPM Healthcare Products, Inc. which was formed for such purpose, succeeded to the assets, liabilities and business of the Partnership (the "Corporate Reorganization").

          In May 1993, the Company acquired all of the outstanding capital stock of The American White Cross Laboratories, Inc. ("AWCL") and its wholly owned subsidiary, Weaver Manufacturing Corporation ("Weaver"). In March 1994, AWCL was merged into the Company and the Company changed its name from NPM Healthcare Products, Inc. to American White Cross, Inc.

          Unless the context otherwise requires, all references to the Company include Acme/Chaston Puerto Rico, Inc. ("Acme/Chaston") and Weaver, the Company's wholly owned subsidiaries, and the Company's predecessor entities.

          See Note 2 to the Company's consolidated financial statements for a discussion of the Company's filing for protection under Chapter 11 of the U.S. Code (the "Bankruptcy Code") in the U.S.
          Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on July 17, 1996 (the "Chapter 11 Filing").

     (b)  General Development of Business -
          -------------------------------
          The Company manufactures and markets a wide variety of health and personal care products including disposable first aid products such as adhesive bandages, sterile pads, first aid kits and waterproof tape. The Company also produces and sells products manufactured primarily from cotton (the "Cotton Business"), including cotton swabs, pharmaceutical coil used in the packaging of drugs and vitamins in bottles, cosmetic puffs, rounds and squares, cotton rolls and sterile cotton balls. The Company sells its products either under its customer's private label or under the Company's label. The Company also sells adhesive bandages under its own national brands, including Looney Tunes (trademark), Space Jam (trademark), and Batman (trademark), each marketed under license from the Warner Bros. Division of Time Warner Entertainment Company, L.P., and Peanuts (trademark), marketed under license from United Feature Syndicate, Inc., and STAT-STRIP (registered), patented easy opening bandages.

          The Company sells its products principally to the consumer and healthcare markets. In the consumer market, the Company sells its products to approximately 300 retailers including mass merchandisers such as Wal-Mart, the Company's largest customer, and Target; drug stores such as CVS, Revco and Rite Aid; and supermarkets such as A&P and Kroger. The Company develops private label programs for retailers, including store brands and value brands, and also sells products to them under its own national brands. Store brand products are sold under a retailer's own label and compete with nationally advertised brand products while value brand products are typically sold by retailers under promotional programs and by smaller retailers who do not have store brand programs.

          In the healthcare market, the Company sells its private label products to major hospital distributors including ABCO, Baxter and Moore Medical, primarily for resale under the distributor's own label. The Company sells cotton coil to pharmaceutical companies which include McNeil, Bristol Myers/Squibb, Burroughs-Wellcome, and American Home Products, and other products to industrial safety suppliers such as Conney Safety. The Company also manufactures and sells first aid kits for automotive accounts such as Mercedes-Benz, Lexus and BMW.

          To a lesser extent, the Company also sells adhesive bandages, adhesive tape and various other products supplied under contracts awarded to the Company by various United States governmental agencies. Outside the United States, the Company sells adhesive bandages and various other products primarily to distributors in Canada, Australia, New Zealand, Russia, and the Far East.

          On March 20, 1997, the Company entered into a definitive agreement to sell the Cotton Business (see Note 18 to the Company's consolidated financial statements).

    (c)   Financial Information About Industry Segments -
          ---------------------------------------------
          The Company is engaged in one industry segment, disposable health and personal care products.

    (d)   Narrative Description of Business -
          ---------------------------------
          (i)  Products
               --------
               The Company manufactures and markets disposable health and personal care products. The Company's most significant products in terms of sales are adhesive bandages, cotton swabs, pharmaceutical coil, and cosmetic puffs, rounds and squares, which accounted for approximately 32%, 15%, 13% and 12%, respectively, of the Company's 1996 sales. The Company's principal products are described below.

               Adhesive Bandages. The Company manufactures and markets private label adhesive bandage products. These products are made of a variety of materials such as sheer, clear and flexible fabric, in varying counts and of various sizes, which the Company markets to retailers, hospital distributors and certain industrial accounts such as first aid kit packers. The Company also manufactures and markets a patented easy opening adhesive bandage under the Company's STAT-STRIP (registered) brand. In addition, the Company manufactures and markets licensed branded adhesive bandages as well as internally developed specialty adhesive bandages targeted at the children's market. The Company's primary licenses include Looney Tunes (trademark), Space Jam (trademark), and Batman (trademark), each marketed under license from the Warner Bros. Division of Time Warner Entertainment Company, L.P. and Peanuts (trademark), marketed under license from United Feature Syndicate, Inc. The Company also develops and markets internally-developed products including Glitter Strips, a holographic adhesive bandage.

               Sterile Pads. The Company manufactures non-adhesive sterile pads in various sizes and markets these products to retailers and hospital distributors. These products are generally used for wound dressings.

               First Aid Kits. The Company markets first aid kits and other first aid products to various industrial safety suppliers, automotive manufacturers such as Mercedes-Benz, Lexus and BMW, and other distributors.

               Waterproof Tape. The Company manufactures both private label adhesive waterproof tape and heavyweight waterproof tape and offers these products to all markets served by the Company.

               Cotton Swabs. The Company manufactures cotton swabs and markets such products to retailers, including Wal-Mart under Wal-Mart's Equate (registered) label. The Company offers its customers a choice of paper stick swabs as well as plastic and colored stick swabs.

               Pharmaceutical Coil.   The Company manufactures coil used by
               pharmaceutical companies in the packaging of drugs and vitamins in bottles. The coil, which is generally made of cotton, is manufactured by the Company and is marketed by the Company under its Snopure brand.

               Cosmetic Puffs, Rounds and Squares. The Company manufactures cosmetic puffs, rounds and squares and markets these products to retailers. These products are generally used for the application and removal of cosmetics and as an aid in cleansing the skin.

               Cotton Rolls and Sterile Cotton Balls. The Company manufactures cotton rolls and sterile cotton balls and markets these products to retailers and hospital distributors.

               Other Products. The Company's other products consist principally of a broad line of wound dressings, surgical sponges, eye pads, stockinette and esmark products, surgical cauteries and podiatry products.

               On March 20, 1997, the Company entered into a definitive agreement to sell the Cotton Business (see Note 18 to the Company's consolidated financial statements).

          (ii) Sales and Marketing
               -------------------
               The Company's products are sold either directly by Company employees or by outside sales representative organizations under the supervision of the Company's internal sales directors. The Company's consumer sales organization consists of a vice president of consumer sales reporting to the President, who oversees a combination of direct salespersons and independent sales representative organizations. The Company's healthcare sales are primarily managed by an outside sales agency which reports to the President. The sales representatives generally have agreed with the Company that if they sell the Company's products, they will not sell products that compete with those products.

               In the consumer market, the Company focuses on developing customized marketing programs for the retailer's private label products. The Company develops in-store merchandising displays and other promotional programs to stimulate a consumer purchase. These include floor displays, trial size programs, bonus sizes, coupons and promotional packs.

               As part of its reorganization efforts under Chapter 11 of the U. S. Bankruptcy Code, the Company is modifying its focus to be a preferred supplier of quality disposable first aid products, dedicated to customer satisfaction and product innovation through the use of its core strengths in manufacturing technology and distribution (see Note 2 to the Company's consolidated financial statements).

               The Company also designs customized labels and packaging for all of its products. In-house design capabilities, including electronic multicolor pre-press facilities, enable the Company to work closely with customers in developing and customizing package designs.

        (iii)  Customers
               ---------
               In the consumer market, the Company's customers include approximately 300 retailers, including mass merchandisers such as Wal-Mart, the Company's largest customer, and

               Target; drug stores such as CVS, Revco and Rite-Aid; and supermarkets such as A&P and Kroger. The Company's healthcare customers include medical and surgical supply distributors such as ABCO, Baxter and Moore Medical, which supply products to primary and secondary healthcare facilities, including hospitals, physicians' offices, surgery centers and other off-site clinics. The Company's customers also include ethical and over-the-counter pharmaceutical manufacturers such as McNeil, Bristol Myers/Squibb, Burroughs-Wellcome, and American Home Products, and vitamin repackagers. The Company also manufactures and sells first aid kits for automotive accounts such as Mercedes-Benz, Lexus and BMW.

               To a lesser extent, the Company also sells adhesive bandages, adhesive tape and various other products under contracts awarded to the Company by various United States governmental agencies. Outside the United States, the Company sells adhesive bandages and various other products primarily to distributors in Canada, Australia, New Zealand, Russia and the Far East.

               For the years ended 1996, 1995 and 1994, Wal-Mart, the Company's largest customer, accounted for approximately $12.1 million (13.8%), $11.1 million (12.7%) and $10.3 million (11.5%), respectively, of the Company's sales. The loss of, or a significant reduction in purchases by, this customer could have a material adverse effect on the Company.

          (iv) Manufacturing and Distribution
               ------------------------------
               The Company manufactures the majority of the products it markets. Its manufacturing facilities are located in Dayville and Pomfret, Connecticut; Houston, Texas; Elmwood Park, New Jersey; and Canovanas, Puerto Rico. Certain of the Company's products are packaged in Mexico on a contract basis.

               The Company's distribution facilities are located in Dayville, Connecticut and Houston, Texas. The Company distributes products to its customers in Puerto Rico from its Canovanas, Puerto Rico facility. Several of the Company's customers take delivery of their products at the Company's distribution facilities. In most cases, the Company uses either freight contract carriers or common carriers to deliver its products.

          (v)  Raw Materials
               -------------
               Most of the Company's raw materials, including cotton and paper products which comprise a significant percentage of the Company's purchases, are available from a variety of suppliers. Cotton and paper prices have historically been subject to wide fluctuations and are affected by numerous factors beyond the control of the Company, including economic and political conditions, weather, availability and cost of other substitute materials and levels of supply and demand. A persistent significant increase in the price of these materials or decrease in their availability could have a material adverse effect on the Company.

          (vi) Competition
               -----------
               Consumer Products. The consumer health and personal care products markets are highly competitive. Competition is based principally on price, quality of products and customer service. The Company believes it competes favorably with respect to these factors.

               Several of the consumer retail markets in which the Company competes are dominated by nationally advertised brand products marketed by established consumer packaged goods companies. The Company seeks to provide private label products with quality equivalent to nationally advertised brand products at substantial cost savings to consumers and increased profit potential to retailers. With the divestiture of the Cotton Business (see Note 18 to the Company's consolidated financial statements), the Company is refocusing its efforts to be a preferred supplier of quality disposable first aid products, dedicated to customer satisfaction and product innovation through the use of its core strengths in manufacturing technology and distribution.

               The Company's primary competition in consumer retail products is generally product specific. Although some crossover exists, the Company faces a different set of primary competitors in adhesive bandages, cotton swabs and cosmetic puffs, rounds and squares.

               Healthcare Products. Competitors in the hospital market range from small single-line manufacturers to large multi-line conglomerates. The Company believes that its strength lies in its low-cost cotton balls, adhesive bandages and surgical sponges, which are sold through an extensive medical and surgical distribution network. Major competitors in the pharmaceutical coil market consist of small to medium-sized companies with resources similar to those of the Company. The Company believes it has a significant share of the market for pharmaceutical coil, which has been obtained through favorable pricing, quality and service provided to customers.

       (vii)   Governmental Regulation and Health Issues
               -----------------------------------------
               Approval from the Food and Drug Administration (the "FDA") is not required for marketing or distribution of the Company's products. The FDA does, however, have regulatory authority over the Company's manufacturing practices. The Company is registered with the FDA as a manufacturer of various Class I and Class II medical devices and various wound-management devices. The primary forms of governmental regulation in connection with the Company's products are the current "good manufacturing practices" and "good laboratory practices" guidelines administered by the FDA. These guidelines describe the procedures required to manufacture, store, package and distribute medical products for use by humans. The Company is subject to periodic FDA site inspections. Promotional claims made with respect to health and personal care products are also subject to regulation by the FDA as well as by the Federal Trade Commission under its general authority to prevent unfair and deceptive trade practices. Possible enforcement actions for violation of FDA regulations range from written citations for minor infractions to plant shutdowns in serious cases. The Company believes that it operates in substantial compliance with the regulations, guidelines and practices summarized above.

       (viii)  Trademarks and Licenses
               -----------------------
               While the Company has certain trademarks which it believes have value in marketing its products, the Company does not believe that such trademarks are of material importance to its business as a whole. Federally registered trademarks have a perpetual life as long as they are renewed on a timely basis and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

               The Company has acquired the United States patent rights and related technology required to manufacture its easy-opening adhesive strip (STAT-STRIP, registered). The term of the agreement extends until the relevant United States patents expire in 1997 and 2000.

               The Company markets various products under non-exclusive licenses from the Warner Bros. Division of Time Warner Entertainment Co., L.P., including adhesive bandages and adhesive bandages with imprints of certain characters such as Bugs Bunny, Daffy Duck and Tazmanian Devil. Additional licenses have been obtained from Warner Bros. for use of Space Jam (trademark) characters (including Michael Jordan) and Batman (trademark). The Company also licenses the Peanuts (trademark) characters from United Feature Syndicate, including Charley Brown, Snoopy and Lucy. These licenses have terms ranging in length from one year to 28 months and provide for royalty payments to the licenser based on varying percentages of net sales.

          (ix) Employees
               ---------
               As of March 8, 1997, the Company had approximately 592 full-time employees, of whom 23 were engaged in sales or marketing functions, 22 in general and administrative positions and the remainder in manufacturing, distribution and quality assurance. Approximately 198 hourly employees are represented by Amalgamated Clothing and Textile Workers Union, AFL-CIO, CLC Local 1196T, under a contract which expires April 8, 1998. The Company believes that current relations with its employees are satisfactory.

Item 2.  Properties
-------------------
The Company leases the following facilities, other than the Elmwood Park, New Jersey facility which it owns:

                                               Approximate
                                                  Square
Location                    Type of Facility     Footage    Expiration Date
--------                    ----------------     -------    ---------------
Houston, Texas              Manufacturing,       253,000    April 30, 2013
                              Distribution and
                              Administrative
Dayville, Connecticut       Manufacturing,       210,000    March 31, 2006
                              Distribution
                              and Administrative
E. Killingly, Connecticut   Distribution         120,000    April 4, 1997
Canovanas, Puerto Rico      Manufacturing and     22,550    December 15, 1998
                              Distribution
Pomfret, Connecticut        Manufacturing         12,600    Month to Month
Elmwood Park, New Jersey    Manufacturing         12,500    Owned
Dana Point, California      Administrative         1,430    November 30, 1998

On March 20, 1997, the Company entered into a definitive agreement to sell the Cotton Business. In connection with the sale, the Company will assign the Canovanas, Puerto Rico facility lease to the purchaser and, following the expiration of a supply agreement with the purchaser, will close the Dayville, Connecticut and the E. Killingly, Connecticut facilities (see
Note 18  to the Company's consolidated financial statements).

The Company believes that its present facilities will be adequate for all of its reasonably foreseeable manufacturing, distribution and administrative requirements, or that alternative or additional facilities can be obtained at a reasonable cost.

Item 3.  Legal Proceedings
--------------------------
As part of the Company's Chapter 11 Filing, creditors of the Company are required to file proofs of claim with the Bankruptcy Court. These claims will have to be reconciled with schedules of liabilities filed by the Company with the Bankruptcy Court and the differences will have to be resolved or litigated (see Note 2 to the Company's consolidated financial statements).

The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business. In connection with the acquisition of AWCL, the Company entered into employment agreements with certain owners and employees of AWCL. One of these contracts was subsequently terminated by the Company for cause. The former employee advised the Company in 1993 that he believed the termination was without support and has filed a claim for approximately $1,050,000 with the Bankruptcy Court. Former shareholders of AWCL filed claims with the

Bankruptcy Court aggregating approximately $3,300,000 related to the deferred portion of the AWCL acquisition purchase price. A former customer of the Company filed a claim with the Bankruptcy Court for approximately $5,000,000 alleging, among other things, breach of contract and unfair trade practices (see Note 16 to the Company's consolidated financial statements for a discussion of these claims).

These matters have been stayed by the Chapter 11 Filing and the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.
Part II
-------
Item 5.   Market for Registrant's Common Stock and Related Stockholder
----------------------------------------------------------------------
          Matters
          -------
The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported by the Nasdaq National Market.

                                              High      Low
                                              ----      ---
  Year ended December 31, 1995
     First quarter                         $ 3 1/2   $ 2 1/2
     Second quarter                          2 7/8     2 1/8
     Third quarter                           3 3/4     2 1/2
     Fourth quarter                          3 1/8     2 1/4

  Year ended December 31, 1996
     First quarter                           2 3/4     2 1/8
     Second quarter                         2 7/16    1 3/16
     Third quarter                           1 3/8       1/4
     Fourth quarter                            1/2       1/8

As of December 31, 1996, an aggregate of 6,675,891 shares of Common Stock were issued and outstanding. There were 71 record holders as of such date.

The Company has not made any cash distributions or paid any cash dividends with respect to its Common Stock. Provisions of the Company's debt agreements and the Bankruptcy Code restrict the payment of dividends.

Item 6.  Selected Financial Data
--------------------------------
The selected consolidated financial information as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 presented below has been derived from the consolidated financial statements of the Company appearing elsewhere in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial information as of December 31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and 1992 has been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, which are not included herein.

The comparability of the Company's results of operations and financial condition from period to period has been affected by acquisitions that have been made by the Company and the Chapter 11 Filing. The following selected consolidated financial information (in thousands, except per share amounts) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-
K.  No dividends were declared or paid for any period presented.

                                        Years Ended December 31,
                               --------------------------------------------
                                 1996     1995     1994      1993(1)   1992
                                 ----     ----     ----      ----      ----
Statement of Operations Data:
Sales                          $87,798  $87,351  $90,005   $76,554   $49,277
Cost of sales                   81,380   73,088   72,591    57,217    37,199
                                ------   ------   ------    ------    ------
Gross profit                     6,418   14,263   17,414    19,337    12,078
Operating expenses:
  Selling                       12,786   12,387   13,611    10,986     7,703
  General and administrative     5,169    3,866    3,927     4,019     2,108
  Nonrecurring expenses (2)          -    1,028    5,328         -         -
Impairment of long-lived
  assets (6)                     7,343        -        -         -         -
Interest expense                 3,791    3,365    1,982     1,487     1,010
Other income                       (3)     (17)     (33)      (11)      (50)
Reorganization items             2,147        -        -         -         -
                                ------   ------   ------    ------    ------
(Loss) income before
  (provision for) benefit
  from income taxes           (24,815)  (6,366)  (7,401)     2,856     1,307
(Provision for) benefit from
  income taxes (3)             (5,093)    1,672    2,643   (725)        -
                                ------   ------   ------    ------    ------
Net (loss) income            $(29,908) $(4,694) $(4,758)    $2,131    $1,307
                                ------   ------   ------    ------    ------
Net(loss) income per share    $  (4.48) $  (.70) $  (.81)   $  .52
                                ======   ======   ======    ======
Weighted average shares
  outstanding                    6,676    6,676    5,843     4,121
                                ======   ======   ======    ======
Corporate Reorganization
  pro forma (4):
    Net income                                                        $1,017
                                                                      ======
    Net income
      per share                                                       $  .37
                                                                      ======
    Weighted average shares
      outstanding (5)                                                  2,741
                                                                      ======

                                           As of December 31,
                               --------------------------------------------
                                1996     1995      1994      1993      1992
                                ----     ----      ----      ----      ----
Balance Sheet Data:
  Working capital(7,8)         $10,972  $12,371  $13,657   $ 4,255   $10,390
  Total assets                  54,405   78,416   68,783    71,404    30,127
  Long-term debt and capital
    lease obligations,
    less current portion(7)          -   19,577   13,847    10,952     4,038
  Liabilities subject to
    compromise (7)              35,371        -        -         -         -
  Total equity (deficit)       (2,874)   27,034   29,642    20,430    18,147

(1)Includes the results of operations of AWCL subsequent to its acquisition by the Company on May 25, 1993.
(2)For 1995 and 1994,  reflect restructuring charges further described in
     Note 12 to the Company's consolidated financial statements.
(3)See Note 15 to the Company's consolidated financial statements for a discussion of the provision for (benefit from) income taxes.
(4)Reflects the income tax expense that the Company would have been required to provide had the Corporate Reorganization occurred on January 1, 1992.
(5)Assumes that for period prior to November 24, 1992, the closing date of the Company's initial public offering, Vamic exchanged its interest in the Partnership for 1,326,000 shares of Common Stock and that NPMI exchanged its interest in the Partnership for 1,274,000 shares of Common Stock, which represents the 574,000 shares received by NPMI and 700,000 shares sold by the Company in such offering the proceeds of which were paid to NPMI. For periods subsequent to November 23, 1992, the amount is based on the actual weighted average shares outstanding.
(6)See Note 4 to the Company's consolidated financial statements for discussion of the Impairment of long-lived assets.
(7)See Note 7 to the Company's consolidated financial statements for discussion of liabilities subject to compromise.
(8)In 1996, excludes amounts classified as liabilities subject to compromise.

Item 7. Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
        Results of Operations
        ---------------------
Results of Operations
---------------------
Since the Chapter 11 Filing the Company has continued to manage its business as a debtor-in-possession. Key activities during the post-petition period have included: 1) obtaining post-petition financing, 2) increasing cash flows through a number of operational changes such as personnel layoffs and negotiated union concessions, 3) evaluating the Company's strategic direction and cost structure, resulting in a determination to discontinue certain product lines and to pursue the divestiture of its Cotton Business (see Note 18 to the Company's consolidated financial statements), 4) offsetting the effect of certain customer account losses through a renewed sales effort and focus on profitable core product lines and, 5) making progress in developing a formal plan of reorganization.

In connection with this strategic and cost evaluation and the decision to divest its Cotton Business, the Company recorded non-cash charges totaling $13,217,000 during the last six months of 1996. These charges included provisions for allowance for doubtful trade and other accounts receivable ($702,000), certain inventory valuation adjustments ($5,172,000), and provisions related to the impairment of long-lived assets ($7,343,000), including the reassessment of the carrying value of certain machinery and equipment intended for divestiture and provisions for the reduction of goodwill and other intangible assets (see Note 4 to the consolidated financial statements).

The Company's 1996 actual results, 1996 proforma results, which exclude the non-cash charges discussed above, and 1995 actual results are summarized as follows, expressed as a percentage of sales:

                                          1996         1996        1995
                                         Actual       Proforma    Actual
                                         -------      --------    -------
Net Sales                                 100.0%      100.0%       100.0%
Cost of Sales                              92.7%       86.6%        83.7%
                                         -----        -----       -----
Gross Profit                                7.3%       13.4%        16.3%
Selling Expenses                           14.6%       14.6%        14.2%
General and Administrative                  5.9%        5.3%         4.4%
Impairment of Long-Lived Assets             8.4%        -            -
Reorganization Items                        2.4%        2.4%         -
Nonrecurring Costs                          -           -            1.2%
Interest Expense                            4.3%        4.3%         3.8%
                                         -----        -----       -----
Loss before income taxes                  (28.3%)     (13.2%)       (7.3%)
                                         =====        =====       =====

1996 Compared to 1995
---------------------
Sales in 1996 were $87.8 million as compared to $87.4 million in 1995, reflecting higher sales to the Company's healthcare and OEM customers, particularly pharmaceutical coil and other cotton products produced under contract for Johnson & Johnson Consumer Products, Inc. Sales of first aid products to these markets also increased. Offsetting these gains were losses in sales to the Company's consumer retail customers, particularly branded and private label adhesive strips and cotton swabs.

Pro forma cost of sales in 1996 was $76.0 million, or 86.6% of sales as compared to $73.1 million, or 83.7% of sales, in 1995. The increase in cost of sales was primarily related to higher material costs, particularly in the post-bankruptcy period, unfavorable product mix and a higher level of sales allowances offered in order to improve cash flow. These increases were partially offset with lower labor costs related to the full implementation of the subcontract agreement with a Mexican facility as well as increased labor efficiencies at the Company's Houston location.

Selling expenses were $12.8 million, or 14.6% of sales as compared to $12.4 million, or 14.2% of sales in 1995. Higher distribution costs, were caused primarily by the duplication and relocation of warehouse operations from Dayville to Houston during the first six months of the year. This increase was partially offset by lower sales salaries and commissions.

Pro forma general and administrative expenses were $4.7 million, or 5.3% of sales compared to $3.9 million, or 4.4% of sales in 1995. The increase was due to a higher level of legal fees, travel, and telephone costs as well as employee severance costs accrued related to the Chapter 11 Filing.

Reorganization items related to the Chapter 11 Filing were $2.1 million or 2.4% of sales in 1996.

Interest expense of $3.8 million, or 4.3% of sales exceeded 1995 by $.4 million. The increase was due to a significant increase of the debt balance prior to the Chapter 11 Filing as well as the increase in interest rates in the post-petition period. Interest expense recorded during 1996 was approximately $1.3 million less than interest expense for 1996 that was required by certain contractual debt agreements as a result of the Chapter 11 Filing (see Notes 2 and 9 to the Company's consolidated financial statements).

In 1996, the Company incurred a net loss of $29.9 million which included approximately $13.2 million of asset valuation charges related to products being divested or discontinued. The results for 1996 also included a $5.1 million provision for income taxes primarily to record a valuation allowance on the Company's deferred tax assets (see Note 15 to the consolidated financial statements). Excluding these charges, as well as the $2.1 million of bankruptcy-related professional fees, the Company's net loss of $9.5 million was higher than the $4.7 million loss incurred in 1995 primarily due to the aforementioned increases in materials, distribution and administrative expenses.

1995 Compared to 1994
---------------------
Sales in 1995 were $87.4 million as compared to $90.0 million in 1994, a decrease of $2.6 million, or 2.9%. Sales in 1995 were impacted by the loss of volume related to bringing the new Houston facility up to the Company's historical operating capacity and efficiency. Sales were also impacted by the Company's decision to forego certain promotional volume and sales to certain governmental agencies in order to support higher net pricing in the longer term. Sales of branded character adhesive bandages declined in 1995 due to competitive new character introductions. Partially offsetting these losses were increases in sales of cotton products to both the Company's consumer customers as well as to Johnson & Johnson Consumer Products, Inc.

Cost of sales in 1995 was $73.1 million, or 83.7% of sales, as compared to $72.6 million, or 80.7% of sales, in 1994. The increase in cost of sales percentage was primarily related to increased purchase cost of several key raw materials, specifically raw cotton and paper-based materials, volume losses and a change in the product mix toward less profitable cotton products. The savings related to the relocation of the Company's manufacturing facilities were lower than anticipated in 1995 due to operational inefficiencies during the plant start-up phase.

Selling expenses were $12.4 million, or 14.2% of sales, as compared to $13.6 million, or 15.1% of sales, in 1994. Freight, commissions and distribution costs all represented a lower percentage of sales from prior year levels.

General and administrative expenses were $3.9 million in both 1995 and 1994 as higher goodwill amortization was offset by lower bad debt expenses.

The Company's 1995 results included nonrecurring expenses of $1.0 million, or 1.2% of sales. These costs primarily reflect amounts spent in excess of the $5.3 million pre-tax restructuring charge taken in 1994 related to the cost of facility relocations which were substantially completed in the fourth quarter of 1995. The facilities relocation plan was completed within the original 18 month estimate. Also charged to nonrecurring expenses in 1995 was the settlement of a pension dispute with the union representing the Company's employees in Connecticut.

Interest expense was $3.4 million in 1995 compared to $2.0 million in 1994, reflecting the higher level of debt outstanding during 1995.

The Company incurred a net loss of $4.7 million in 1995 compared to a net loss of $4.8 million in 1994. The 1995 results reflect higher raw material costs, lower sales volume and inefficiencies related to the Company's relocation of operations, and an unfavorable product mix in 1995, while 1994 results reflect the impact of the one-time pre-tax restructuring charge. The 1995 results were also negatively impacted by a reduction of the Company's income tax benefit resulting from reserves established related to the expiration of certain state operating losses.

Liquidity and Capital Resources
-------------------------------
At December 31, 1996, the Company had working capital of $11.0 million and a current ratio of 1.5 to 1 as compared to $12.4 million and 1.4 to 1 at December 31, 1995. The December 31, 1996 amounts do not include liabilities normally classified as current, but currently classified as liabilities subject to compromise (see Notes 2 and 7 to the Company's consolidated financial statements).

During 1996, net cash used in operating activities totaled $1.1 million. A significant portion of the Company's $29.9 million net loss was comprised of non-cash expenses and charges (including depreciation and amortization, impairment of long-lived assets, valuation allowances for deferred tax assets, and certain other inventory and receivables valuation adjustments) as well as the impact of reducing inventory levels and the Bankruptcy Court ordered stay on payment of pre-petition accounts payable.

The Company used $2.0 million in investing activities primarily due to purchases of property, plant and equipment.

The amount available for borrowings under the Company's Revolving DIP Facility is determined pursuant to a formula which is based upon the levels of eligible accounts receivable and inventory subject to a maximum amount of $30.0 million. Based on eligible receivables and inventory at December 31, 1996, the Company had approximately $2.5 million available for additional borrowings at that time.

Management believes that the sale of the Cotton Business is a significant step in its efforts to emerge from Bankruptcy. The adequacy of the Company's available borrowings under the Revolving DIP Facility is dependent upon a number of factors, including successful confirmation of a formal plan of reorganization and, therefore, is not assured.

Seasonality
-----------
The Company experiences a seasonal decline in certain of its consumer product lines, especially adhesive bandages, generally in the fourth quarter and, to a lesser extent, in the first quarter of the year. The Company believes that such seasonal decline results from scrapes and cuts occurring more often in milder temperatures as well as retailers' need for holiday promotional shelf space near year end.

Inflation
---------
Cotton and paper prices have historically been subject to wide fluctuations and are affected by numerous factors beyond the control of the Company, including economic and political conditions, weather, availability and cost of other substitute materials and levels of supply and demand. A persistent significant increase in the price of these materials or decrease in their availability could have a material adverse effect on the Company.

Company Outlook
---------------
Since the Chapter 11 filing, the Company has continued to manage its business as debtor-in-possession. Key activities during the post-petition period have included: 1) obtaining post-petition financing which has supported the continued operations of the business without interruption, 2) increasing cash flows through a number of operational changes such as personnel layoffs and negotiated union concessions, 3) evaluating the Company's strategic direction and cost structure, resulting in a determination to discontinue certain product lines and to pursue the divestiture of its Cotton Business (see Note 18 to the Company's consolidated financial statements), 4) offsetting the effect of certain customer account losses through a renewed sales effort and focus on profitable core product lines, and 5) making progress in developing a formal plan of reorganization.

As part of the above process, the Company is modifying its focus to be a preferred supplier of quality disposable first aid products, dedicated to customer satisfaction and product innovation through the use of its core strengths in manufacturing technology and distribution. Accordingly, on March 20, 1997, the Company entered into a definitive agreement to sell the Cotton Business (see Note 18 to the Company's consolidated financial statements). The Company considers this to be a significant step in its effort to emerge from bankruptcy.

Accounting Pronouncements
-------------------------
See Notes 4 and 11 to the Company's consolidated financial statements for a summary of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123 "Accounting for Stock-Based Compensation".

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The index to consolidated financial statements of the Registrant and its subsidiaries and notes thereto, appears on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
        Financial Disclosure
        --------------------
None.

Part III
--------
Information required by Items 10, 11, 12 and 13 (Directors and Executive Officers of the Registrant, Executive Compensation and Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year.

Part IV
-------
Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K
-------------------------------------------------------------------------
     (a)  Documents Filed:
          ---------------
          1.   Financial Statements

               For a listing of financial statements which are included in this document see page F-1.

          2.   Financial Statement Schedules
                                                                     Page
                                                                     ----
               Report of Independent Public Accountants on Schedule    27

               Schedule II - Valuation and Qualifying Accounts
                       as of December 31, 1996, 1995 and 1994          28

          3.   Exhibits

               Exhibit
               Number        Description
               -------       -----------
               2.1 Stock Purchase Agreement, dated as of April 19, 1993, by and among the Company and the stockholders of The American White Cross Laboratories, Inc.
                      (Incorporated by reference to Exhibit 2 to the
                      Company's Current Report on Form 8-K dated April 19,
                      1993)
               3.1    Certificate of Incorporation of the Company (1)
               3.2 Bylaws of the Company (Exhibit 3.2 to the IPO Registration Statement)(2)
               4.1    Specimen Common Stock Certificate of the Company (1)
               4.2    Securities Purchase Agreement dated as of December 1,
                       1995 among the Company, Electra Investment Trust
                       P.L.C. ("Electra") and Electra Associates, Inc.
                       ("EAI") (including Exhibit A - Form of Senior Subordinated Note and Exhibits B-1 - B-4 - Forms of Warrant Certificate but excluding all other exhibits and schedules which are available upon
                       request to the Company) (6)
               4.3 Registration Rights Agreement dated as of December 1, 1995 among the Company, Electra and EAI (6)
               10.1    License agreement for STAT-STRIP (registered) (Exhibit
                       10.23 to the IPO Registration Statement) (2)
               10.2    Lease dated April 8, 1991 for Dayville, Connecticut
                       property (Exhibit 10.7 to the IPO Registration Statement) (2)
               10.3 Form of amendment to Dayville, Connecticut lease (Exhibit 10.8 to the IPO Registration Statement)
                       (2)
               10.4 Amendment No. 2 dated as of November 24, 1994 to Dayville, Connecticut lease
               10.5 Lease dated April 8, 1991 for East Killingly, Connecticut property (Exhibit 10.9 to the IPO Registration Statement)2
               10.6 Amendment dated as of April 4, 1992 to East Killingly, Connecticut lease (Exhibit 10.10 to the IPO Registration Statement) (2)
               10.7 Lease dated as of May 1, 1993 between the Company and Bradford Realty, Ltd. (Exhibit 10.14 to the 1994 Registration Statement)(1)

               10.8 First Amendment to Lease dated as of November 1, 1995 between the Company and Bradford Realty, Ltd. (6)
               10.9 Amended and Restated Accounts Financing Agreement dated May 25, 1993 (Exhibit 10.15 to the 1994
                       Registration Statement) (1)
               10.10 Amendment No. 1 to the Amended and Restated Accounts Financing Agreement (Exhibit 10.16 to the 1994 Registration Statement) (1)
               10.11 Amendment No. 2 to the Amended and Restated Accounts Financing Agreement (Exhibit 10.17 to the 1994 Registration Statement) (1)
               10.12 Amendment No. 3 to the Amended and Restated Accounts Financing Agreement (6)
               10.13   Intentionally omitted
               10.14 Form of stockholders agreement (Exhibit 10.14 to the IPO Registration Statement) (2)
               10.15   Contribution Agreement dated April 8, 1991 (Exhibit
                       10.21 to the IPO Registration Statement) (2)
               10.16   Contribution Agreement in respect of the Corporate
                       Reorganization, together with exhibits thereto
                       (Exhibit 10.22 to the IPO Registration
                       Statement)(2)
               10.17 Collective Bargaining Agreement dated August 1, 1994 with the Amalgamated Clothing & Textile Workers
                       Union (6)
               10.18 Form of employment agreement with Howard Koenig (Exhibit 10.16 to the IPO Registration
                       Statement)(2)
               10.19 Amendment dated September 17, 1993 to Employment Agreement with Howard Koenig (Exhibit 10.26 to the
                       1994 Registration Statement)(1)
               10.20 Form of employment agreement with Scott Vertrees (Exhibit 10.17 to the IPO Registration
                       Statement)(2)
               10.21 Amendment dated September 17, 1993 to Employment Agreement with Scott Vertrees (Exhibit 10.28 to the 1994 Registration Statement)(1)
               10.22 1992 Stock Option Plan (Exhibit 10.18 to the IPO Registration Statement)(2)
               10.23 1992 Directors' Stock Option Plan (Exhibit 10.19 to the IPO Registration Statement)(2)
               10.24 401(k) Plan (Exhibit 10.20 to the IPO Registration Statement)(2)

               10.25 Master Lease Agreement dated September 1, 1994 between the Company and Banc One Leasing Corporation, and Amendment No. 1 dated March 16, 1995 thereto (Exhibit
                       10.32 to the 1994 Annual Report)(3)
               10.26 Addendum II to Master Lease Agreement dated September 1, 1995 (6)
               10.27   Addendum III to Master Lease Agreement dated
                       November 30, 1995 (6)
               10.28 Financing Lease Schedule to Master Lease Agreement dated September 1, 1995, and Addendum I to
                       Financing Lease Schedule(6)
               10.29   Employment agreement between the Company and Gary
                       E. Avalone dated June 14, 1994 (Exhibit 10.33 to the 1994 Annual Report)(3)
               10.30 Employment agreement between the Company and Thomas M. Rallo dated January 1, 1996 (6)
               10.31 Employment agreement between the Company and John R. Patnovic dated May 16, 1994 (Exhibit 10.35 to the
                       1994 Annual Report)(3)
               10.32 License agreement with the Warner Bros. Division of Time Warner Entertainment Company, L.P. dated September 13, 1994 (Willy 2 (trademark))(Exhibit
                       10.36 to the 1994 Annual Report)(3, 4)
               10.33 License agreement with the Warner Bros. Division of Time Warner Entertainment Company, L.P. dated
                       November 16, 1994 (Looney Tunes
                       (trademark))(Exhibit 10.37 to the 1994 Annual
                       Report)(3, 4)
               10.34 Manufacturing and Supply Agreement between the Company and Johnson & Johnson Consumer Products, Inc. dated September 27, 1994 (Exhibit 10.38 to the 1994
                       Annual Report) (3, 4)
               10.35   Amendment No. 1 to the 1992 Directors' Stock Option
                       Plan (5)
               10.36 First Amended Order Authorizing Post-Petition Financing, granting senior liens and priority administrative expense status, modifying the automatic stay, and authorizing debtor to enter into agreements with Congress Financial Corporation (New England).
               10.37   Amended Ratification and Amendment Agreement

               10.38 Final order pursuant to Section 364(c) of the Bankruptcy Code and Rule 4001 of the Federal Rules of Bankruptcy Procedure authorizing the debtors to obtain post-petition financing, granting senior liens and priority administrative expense status, modifying the automatic stay, and authorizing debtor to enter into agreements with Congress Financial Corporation (New England).
               21.1    Subsidiaries (1)

             (1) Incorporated by reference to the indicated numbered
                 exhibit filed with the Company's Registration Statement (the "1994 Registration Statement") on Form S-1, as amended (Registration No. 33-76352), originally filed with the Securities and Exchange Commission on March 11, 1994.

             (2) Incorporated by reference to the indicated numbered
                 exhibit filed with the Company's Registration Statement (the "IPO Registration Statement") on Form S-1, as amended (Registration No. 33-47973), originally filed with the Securities and Exchange Commission on May 18, 1992.

             (3) Incorporated by reference to the indicated numbered
                 exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Annual Report").

             (4) The Company has obtained confidential treatment of
                 portions of this exhibit in connection with the filing of the 1994 Annual Report.

             (5) Incorporated by reference to the Company's Proxy Statement dated April 22, 1994.

             (6) Incorporated by reference to the indicated numbered
                 exhibit with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Annual Report").

     (b)  Reports on Form 8-K:
          -------------------
          None

     (c)  Exhibits:
          --------
          See Exhibit index included in Item 14(a) 3., which index is incorporated by reference.

     (d)  Financial Statement Schedules:
          -----------------------------
          See Financial Statement Schedule appearing on page 28.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



     To American White Cross, Inc.:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of American White Cross, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 12, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page 28 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








                                   ARTHUR ANDERSEN LLP


     Hartford, Connecticut
     March 12, 1997

                                                             Schedule II



                     AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                          December 31, 1996, 1995 and 1994
                                   (In thousands)


                                   Additions
                       Balance at  Charged to                    Balance
                       Beginning   Cost and                      at End
    Description         of Year    Expenses    Deductions(1)     of Year
    -----------        ----------  --------    -------------     -------
    December 31, 1994:
      Allowance for
        doubtful
        accounts           $585       $306            $221        $670

    December 31, 1995:
      Allowance for
        doubtful
          accounts          670         33               7         696

    December 31, 1996:
      Allowance for
      doubtful
        accounts            696        591             280       1,007





(1)  Write off of uncollectible accounts net of recoveries.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1997.

AMERICAN WHITE CROSS, INC.

                                   By:   /s/SCOTT VERTREES
                                   -----------------------
                                   Scott Vertrees
                                   Vice Chairman of the Board of Directors,
                                   Executive Vice President
                                   and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                 Capacity                           Date
---------                 --------                           ----

 /s/ HOWARD KOENIG
-----------------------   Chairman of the Board of           March 31, 1997
Howard Koenig               Directors, President and Chief
                            Executive (Principal Executive
                            Officer)

 /s/ SCOTT VERTREES
------------------------  Vice Chairman of the Board of      March 31, 1997
Scott Vertrees              Directors, Executive Vice
                            President, Chief Financial
                            Officer (Principal
                            Financial Officer)

 /s/ NORBERT R. MARKERT
------------------------  Senior Vice President, Corporate   March 31, 1997
Norbert R. Markert          Development

 /s/ THOMAS M. RALLO
------------------------  Senior Vice President, Finance     March 31, 1997
Thomas M. Rallo             and Administration (Principal
                            Accounting Officer)

 /s/ ROBERTA M. GOLDRING
------------------------  Director                           March 31, 1997
Roberta M. Goldring

 /s/ CLIFFORD J. GUNDLE
------------------------  Director                           March 31, 1997
Clifford J. Gundle

 /s/ JULIUS WAGMAN
-----------------------   Director                           March 31, 1997
Julius Wagman


-----------------------
Edgar Wadley              Director

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          Page
                                                          ----


Report of Independent Public Accountants                  F-2

Consolidated Balance Sheets as of December 31,
     1996 and 1995                                        F-3

Consolidated Statements of Operations for the
     Years Ended December 31, 1996, 1995 and 1994         F-5

Consolidated Statements of Changes in Stockholders'
     Equity (Deficit) for the Years Ended December 31,
     1996, 1995 and 1994                                  F-6

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995 and 1994               F-7

Notes to Consolidated Financial Statements                F-9

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American White Cross, Inc.:

  We have audited the accompanying consolidated balance sheets of American White Cross, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American White Cross, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated statements of operations indicate that the Company incurred significant losses in each of the three years ended December 31, 1996. In addition, as discussed in Note 2 to the consolidated financial statements, on July 17, 1996, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2 to the consolidated financial statements. The Company's ability to continue as a going concern is dependent upon acceptance of a plan of reorganization by the Bankruptcy Court and the Company's creditors, maintaining on-going debtor-in-possession financing and the success of future operations. The ultimate outcome of these matters is not presently determinable. The accompanying consolidated financial statements do not include any adjustments relating to these uncertainties or the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Also, the accompanying consolidated financial statements do not include adjustments that the Company can be expected to record to adjust the carrying values of assets and liabilities to to estimated fair values if the Company emerges from reorganization under Chapter 11 of the U.S. Bankruptcy Code as a going concern.

                                        ARTHUR ANDERSEN LLP



Hartford, Connecticut
March 12, 1997

































                                    F-2.1

                  AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      As of December 31, 1996 and 1995

                        (Dollar amounts in thousands)


                                                          1996        1995
                                                          ----        ----
                                      ASSETS
Current assets:
  Cash                                              $      440  $      848
  Accounts receivable, net of allowances for
    doubtful accounts and discounts of $1,007
    and $696 in 1996 and 1995                            8,955      10,089
  Inventory                                             19,843      28,171
  Prepaid expenses                                       1,027         765
  Supplies                                               1,511       1,367
  Other current assets                                   1,104       1,875
  Deferred income taxes                                      -       1,061
                                                        ------      ------
          Total current assets                          32,880      44,176
                                                        ------      ------
Property, plant and equipment, net of
  accumulated depreciation of $17,974
  and $15,520 in 1996 and 1995                          15,946      21,827
                                                        ------      ------
Other assets:
  Goodwill, net of accumulated amortization
    of $587 and $421 in 1996 and 1995                    4,388       6,461
  Trademarks, licenses and customer list, net
    of accumulated amortization of $777 and
    $561 in 1996 and 1995                                  180         616
  Organization and deferred financing costs,
    net of accumulated amortization of $1,317
    and $1,004 in 1996 and 1995                            869       1,046
    Non-competition agreements, net of accumulated
    amortization of $358 and $258 in 1996 and 1995         142         242
  Deferred income taxes                                      -       4,048
                                                        ------      ------
          Total other assets                             5,579      12,413
                                                        ------      ------
          Total assets                              $   54,405  $   78,416
                                                        ======      ======

                                     F-3

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      As of December 31, 1996 and 1995
                                 (Continued)
                        (Dollar amounts in thousands)
                                                          1996        1995
                                                          ----        ----
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Current liabilities not subject to compromise:
    Revolving DIP facility                          $   16,827  $        -
     Current portion of long-term debt and capital
      lease obligations                                      -      17,451
    Accounts payable                                     2,108      12,608
    Other accrued expenses                               2,973       1,746
                                                        ------      ------
          Total current liabilities not
            subject to compromise                       21,908      31,805

     Long-term debt and capital lease obligations,
              less current portion, not subject to
              compromise                                     -      19,577

  Liabilities subject to compromise (Note 7)            35,371           -
                                                        ------      ------
           Total liabilities                            57,279      51,382
                                                        ------      ------
  Commitments and contingencies (Notes 2, 3,
    7, 8, 16 and 18)

  Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 5,000,000
      shares authorized, none outstanding                    -           -
    Common stock, $.01 par value, 20,000,000 shares
      authorized, 6,675,891 issued and outstanding          67          67
    Additional paid-in capital                          33,990      33,990
    Accumulated deficit                               (36,931)     (7,023)
                                                        ------      ------
          Total stockholders' equity (deficit)         (2,874)      27,034
                                                        ------      ------
          Total liabilities and stockholders'
            equity (deficit)                        $   54,405  $   78,416
                                                        ======      ======

      The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Years Ended December 31, 1996, 1995 and 1994
                     (In thousands, except per share amounts)



                                                  1996       1995        1994
                                                  ----       ----        ----
Sales                                       $    87,798 $   87,351 $    90,005

Cost of sales                                    81,380     73,088     72,591
                                                ------     ------      ------
      Gross profit                                6,418     14,263     17,414
                                                ------     ------      ------
Operating expenses:
   Selling                                       12,786     12,387     13,611
   General and administrative                     5,169      3,866      3,927
   Nonrecurring (Note 12)                            -       1,028      5,328
Impairment of long-lived assets (Note 4)          7,343         -           -
Interest expense (1996 less than
   contractual interest by $1,300, Note 9)       3,791      3,365      1,982
Other income                                        (3)       (17)       (33)
                                                ------     ------      ------
Loss before reorganization items and
  (provision for) benefit from income taxes    (22,668)    (6,366)    (7,401)

Reorganization items:
  Professional fees                             (2,147)         -           -
                                                ------     ------      ------
      Loss before (provision for)
        benefit from income taxes              (24,815)    (6,366)    (7,401)

  (Provision for) benefit from income taxes     (5,093)      1,672      2,643
                                                ------     ------      ------
      Net loss                              $  (29,908) $  (4,694) $  (4,758)
                                                ======     ======      ======
Net loss per share                          $    (4.48) $   (0.70) $   (0.81)
                                                ======     ======      ======
Weighted average shares outstanding               6,676      6,676      5,843
                                                ======     ======      ======

       The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                For the Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                 Stockholders' Equity (Deficit)
                       -------------------------------------------------
                                                     Retained
                       Common Stock   Additional     Earnings
                       -------------    Paid-In    (Accumulated
                       Shares  Amount   Capital       Deficit)     Total
                       ------  ------   -------     -----------    -----
Balance, December 31,
  1993                  4,068 $  41    $  17,960   $   2,429  $    20,430

Proceeds from sale of
   common stock, net of
   offering expenses of
  $817                  2,608    26       13,944           -        13,970

Net loss                   -      -           -       (4,758)       (4,758)
                       -----    ---       ------      -------      -------
Balance, December 31,
  1994                  6,676    67       31,904      (2,329)       29,642

Warrants issued in
  conjunction with
  offering of sub-
  ordinated notes
    payable                -      -        2,086            -        2,086

  Net loss                 -      -            -       (4,694)      (4,694)
                       -----    ---       ------       -------     -------
  Balance, December 31,
    1995                6,676    67       33,990       (7,023)      27,034

  Net loss                 -       -             -    (29,908)     (29,908)
                       -----    ---       ------       -------     -------
  Balance, December 31,
    1996                  6,676 $  67    $   33,990   $ (36,931)  $   (2,874)
                          =====    ===       ======      =======     =======

        The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Years Ended December 31, 1996, 1995 and 1994
                                  (In thousands)

                                            1996       1995        1994
                                            ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $ (29,908)  $  (4,694)  $ (4,758)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization         3,510       3,059      2,935
      Impairment of long-lived assets       7,343          -           -
      Cash flow effect of
        restructuring charge, net
        of deferred income tax
        benefit of $1,880 in 1994               -      (3,065)      3,448
      Provision for (benefit from)
         deferred income taxes              5,109      (1,735)       (815)
      Accretion of subordinated
        notes payable                         142          21          -
      Changes in operating assets
        and liabilities -
         Accounts receivable                1,134         725       1,805
         Inventory                          8,328      (5,995)      3,292
         Prepaid expenses, supplies
            and other current assets          365        (631)       (141)
          Accounts payable and accrued
            expenses                        2,908       5,732     (12,368)
                                          -------     -------     -------
           Net cash used in
             operating activities          (1,069)     (6,583)     (6,602)
                                          -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant             (1,883)     (3,616)     (3,003)
    and equipment
  Reimbursement of plant and
    equipment costs                             -         976          -
  Other assets                              (166)        (343)      (378)
                                          -------     -------    -------
           Net cash used in
             investing activities         (2,049)      (2,983)    (3,381)
                                          -------     -------    -------

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Years Ended December 31, 1996, 1995 and 1994
                                 (Continued)
                               (In thousands)



                                             1996       1995       1994
                                             ----       ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) on Revolving
      DIP Facility/revolving credit
      loan, net                             4,589       1,934     (8,190)
    Proceeds from other long-term debt          -       3,000     12,507
    Repayments of long-term debt           (1,236)     (2,306)    (6,492)
    Repayments of capital lease
      obligations                            (507)     (1,210)      (964)
    Proceeds from issuance of
      subordinated notes payable
      and related warrants                      -       9,000          -
    Deferred financing costs                 (136)       (902)        (62)
    Net proceeds from sale of
      common stock                              -           -      13,970
                                          -------     -------     -------
             Net cash provided by
               financing activities         2,710       9,516      10,769
                                          -------     -------     -------
             Net (decrease) increase
               in cash                       (408)        (50)        786

CASH, beginning of year                       848         898         112
                                          -------     -------     -------
CASH, end of year                      $      440 $       848  $      898
                                          =======     =======     =======


       The accompanying notes are an integral part of these consolidated financial statements, including Note 3 - Supplemental Cash Flow
                                 Information.


                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1996, 1995 AND 1994




1.BUSINESS AND ORGANIZATION:

  American White Cross, Inc. (the "Company") manufactures and markets a wide variety of health and personal care products including disposable first aid products such as adhesive bandages, sterile pads, first aid kits and waterproof tape. The Company also produces and sells products manufactured primarily from cotton (the "Cotton Business"), including cotton swabs, pharmaceutical coil used in the packaging of drugs and vitamins in bottles, cosmetic puffs, rounds and squares, cotton rolls and sterile cotton balls.

  The Company's business was founded in 1925, became a division of National Patent Development Corporation ("NPDC") in 1972 and was reorganized in April 1991 as National Patent Medical Partnership, L.P. (the "Partnership"). Pursuant to the formation of the Partnership, Vamic, Inc. ("Vamic", formerly Clifcor Medical Corp.) acquired a 51% interest in the Partnership and became the general partner, and National Patent Medical Inc. ("NPMI"), a wholly owned subsidiary of NPDC, acquired the remaining 49% interest in the Partnership and became the limited partner.

  In November 1992, NPM Healthcare Products, Inc., which was formed for such purpose, succeeded to the assets, liabilities and business of the Partnership.

  In May 1993, the Company acquired all of the outstanding capital stock of The American White Cross Laboratories, Inc. ("AWCL") and its wholly owned subsidiary, Weaver Manufacturing Corporation ("Weaver"). In March 1994, AWCL was merged into the Company and the Company changed its name from NPM Healthcare Products, Inc. to American White Cross, Inc.

  Unless otherwise noted, all references to the Company include Weaver and Acme/Chaston Puerto Rico, Inc. ("Acme/Chaston"), the Company's wholly owned subsidiaries, and the Company's predecessor entities.

  See Note 2 for a discussion of the Company's filing for protection under Chapter 11 of the U.S. Bankruptcy Code on July 17, 1996 and Note 18 for a discussion of an agreement to sell the Cotton Business (unaudited).

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

2.  STATUS OF CHAPTER 11 PROCEEDINGS:

  On July 17, 1996 (the "Filing Date"), the Company and its wholly owned subsidiaries, Weaver and Acme/Chaston, filed voluntary petitions for reorganization under Chapter 11 (the "Chapter 11 Filing") of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to section 1107 and 1108 of the Bankruptcy Code. On July 29, 1996, a single unsecured creditors' committee was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code (the "Creditors' Committee"). The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

  As of the Filing Date, actions to collect pre-petition indebtedness have been automatically stayed pursuant to Section 362 of the Bankruptcy Code (subject to order of the Bankruptcy Court) and, in certain circumstances, other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company may reject pre-petition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Filing Date are subject to being paid or compromised under a plan of reorganization to be voted upon by impaired classes of creditors and equity security holders and approved by the Bankruptcy Court (see Note 7).

  On July 17, 1996, the Company entered into a ratification and amendment of its loan agreement with Congress Financial (the "Congress Financing") to provide a working capital, debtor-in-possession facility, (the "Revolving DIP Facility") to the Company through December 31, 1996. The facility was subsequently extended to May 13, 1997. The amount available for borrowings is based upon the levels of eligible accounts receivable and inventory, subject to maximum borrowings of $30,000,000. Under the Revolving DIP Facility, the formulas for calculating available borrowing were modified, increasing the amount the Company can borrow by up to $1,500,000. In exchange for this increase, the Company, (i) pledged previously unencumbered collateral, (ii) granted a second lien position to Congress Financial on certain machinery and equipment and, (iii) paid a $50,000 facility fee, along with an additional $20,000 facility fee at the time of extension. The interest rate increased to 2% above prime rate (10.25% at

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

December 31, 1996) from the prime rate plus 1 3/4% at December 31, 1995. The Revolving DIP Facility, approved by the Bankruptcy Court on August 13, 1996, contains certain financial covenants, related to performance against weekly cash flow projections provided by the Company. Borrowings outstanding on the Revolving DIP Facility at December 31, 1996 were $16,827,000. Based on eligible receivables and inventory at December 31, 1996, the Company had approximately $2,500,000 available for additional borrowings.

  Since the Filing Date, the Company has continued to manage its business as a debtor-in-possession. Key activities during the post-petition period have included: 1) obtaining post-petition financing, 2) increasing cash flows through a number of operational changes such as personnel layoffs and negotiated union concessions, 3) evaluating the Company's strategic direction and cost structure, resulting in a determination to discontinue certain product lines and also to pursue the divestiture of its Cotton Business (see Note 18), 4) offsetting the effect of certain customer account losses through a renewed sales effort and focus on profitable core product lines, and 5) making progress in developing a formal plan of reorganization. By a court order in March 1997, the Company has received an extension of it's exclusive period to file a plan of reorganization to June 14, 1997.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reporting Periods
-----------------
  The Company's first three fiscal quarters include 13 weeks and end on a Sunday. The first fiscal quarter of each year also includes the period from January 1 to the first Sunday of January. The Company's year end is December 31.

Principles of Consolidation
---------------------------
  The accompanying consolidated financial statements include the consolidated operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities is subject to significant uncertainty in light of the Chapter 11 Filing (see

Note 2) and the amount to be realized from the sale of the Cotton Business (see Note 18). Such accompanying consolidated financial statements, consequently, do not reflect all potential adjustments to the carrying value of assets or amounts and classification of liabilities that might be necessary pursuant to a plan of reorganization. The Company expects to adjust the carrying value of assets and liabilities to estimated fair values if the Company emerges as a going concern from Chapter 11 under the "Fresh-Start" accounting provisions of AICPA Statement of Position 90-7. Under the reorganization proceedings, the Company may sell or otherwise realize assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements.

Account Reclassifications
-------------------------
  Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the current year presentation.

Revenue Recognition
-------------------
  Revenue is recorded upon the shipment of products to the customer.

Inventory
---------
  Inventory is valued at the lower of cost, using the first-in, first-out
(FIFO) method, or market.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

Property, Plant and Equipment
-----------------------------
  Property, plant and equipment are carried at cost. Major additions and betterments are capitalized, while replacements, maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred. Upon the disposition of property, plant and equipment, any resulting gain or loss is recognized in income.

  Depreciation and amortization of plant and equipment are provided for, commencing when such assets become operational, primarily on the straight-line basis over the following estimated useful lives:

                              Useful Lives
                              ------------
  Building                    20 years
  Machinery and equipment     5 to 15 years
  Furniture and fixtures      5 to 10 years
  Leasehold improvements      Shorter of asset life or term of lease

Intangible Assets and Deferred Costs
------------------------------------
  Intangible assets and deferred costs are amortized on the straight-line basis over the following estimated useful lives:

                                   Useful Lives
                                   ------------
  Goodwill                         40 years
  Trademarks and licenses          10-20 years
  Customer list                    25 years
  Organization costs               5 years
  Deferred financing costs         Term of financing
  Non-competition agreements       5 years

  Goodwill, which represents the excess of the purchase price over the fair values of net assets acquired in connection with certain acquisitions, is amortized on a straight-line basis over an expected forty year life. The recoverability of intangible assets and deferred costs is subject to uncertainty as a result of the Chapter 11 Filing and may be affected by a plan of reorganization (see Note 2).

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

Income Taxes
------------
  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards available for tax reporting purposes, using the applicable tax rates for the years in which the differences are expected to reverse.
A valuation allowance is recorded on deferred tax assets unless realization is more likely than not.

Reorganization Items
--------------------
  Professional fees and expenditures directly related to the Chapter 11 Filing are classified as reorganization costs and expensed as incurred.

Net Loss Per Share
------------------
  Net loss per share has been calculated using the weighted average number of shares outstanding. The effect of stock options and warrants during each period is not dilutive and, therefore, not considered.

Supplemental Cash Flow Information
----------------------------------
  Following is a summary of cash paid for interest and income taxes and non-cash transactions for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                1996      1995      1994
                                                ----      ----      ----
  Cash paid during the year -
    Interest (Note 9)                         $3,334    $3,312    $1,964
    Income taxes                                  51        78        85
  Non-cash transactions -
    Capital lease obligations                      -     1,220     1,099
    Reduction in deferred purchase price
      payable in conjunction with AWCL
      acquisition (Note 16)                        -         -     2,911

                                      F-14

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

4. IMPAIRMENT OF LONG-LIVED ASSETS:

  Effective January 1, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121 and in connection with the Company's decision to discontinue certain product lines and to pursue the divestiture of the Cotton Business (see Note 18), the Company recorded non-cash charges totaling $7,343,000 to write down certain assets to the expected future net proceeds from the sale of such assets. The actual net proceeds ultimately realized could differ materially from these estimates (see Note 18, unaudited). These charges included the reassessment of the carrying value of certain machinery and equipment ($5,052,000) and goodwill and other intangible assets ($2,291,000) primarily related to the Cotton Business.

5.INVENTORY:

  Inventory as of December 31, 1996 and 1995 consists of the following (in thousands):

                                             December 31,
                                            --------------
                                            1996      1995
                                            ----      ----
     Raw materials                       $ 7,044   $10,037
     Work in process                       2,059     2,848
     Finished goods                       10,740    15,286
                                          ------    ------
                                         $19,843   $28,171
                                          ======    ======

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

6.PROPERTY, PLANT AND EQUIPMENT:

  Property, plant and equipment as of December 31, 1996 and 1995 consists of the following (in thousands):

                                              December 31,
                                             --------------
                                             1996      1995
                                             ----      ----
     Land                                $   100   $   100
     Building                                290       290
     Machinery and equipment              30,379    34,148
     Leasehold improvements                1,758     1,282
     Furniture and fixtures                1,393     1,527
                                          ------    ------
                                          33,920    37,347

     Less:  Accumulated depreciation      17,974    15,520
                                          ------    ------
                                         $15,946   $21,827
                                          ======    ======

  Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was approximately $2,714,000, $2,390,000 and $2,380,000, respectively.

7. LIABILITIES SUBJECT TO COMPROMISE:

  Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 Filing imposed an automatic stay, applicable generally to creditors and other parties in interest, of: (i) the commencement or continuation of a judicial, administrative or other action or proceeding against the Company that was or could have been commenced prior to commencement of the Chapter 11 Filing or to recover for a claim that arose prior to commencement of the Chapter 11 Filing; (ii) the enforcement against the Company or its property of any judgments obtained prior to commencement of the Chapter 11 Filing; (iii) the taking of any action to obtain possession of property of the Company to exercise control over property of the Company; (iv) the creation, perfection or enforcement of any lien against the property of the Company's bankruptcy estate; (v) any act to create, perfect or enforce against property of the Company any lien

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES that secures a claim that arose prior to the commencement of the Chapter 11 Filing; (vi) the taking of any action to collect, assess or recover claims against the Company that arose before commencement of the Chapter 11 Filing; (vii) the setoff of any debt owing to the Company that arose prior to commencement of the Chapter 11 Filing against any claim against the Company; or (viii) the commencement or continuation of a proceeding before the United States Tax Court concerning the Company. Any entity may apply to the Bankruptcy Court, upon an appropriate showing of cause, for relief from the automatic stay to exercise the foregoing remedies.

  Pursuant to the provisions of the Bankruptcy Code, liabilities arising prior to the Chapter 11 Filing may not be paid without prior approval of the Bankruptcy Court. Pre Chapter 11 Filing liabilities that are expected to be settled as part of a plan of reorganization are denoted as liabilities subject to compromise and include the following (all or a portion of which may be disputed by the Company (dollars in thousands)):

                                                  December 31, 1996
                                                  -----------------
          Accounts payable                             $11,717
          Term loans:
            Notes payable to Bank One                   11,636
          Other notes:
            Subordinated notes payable to Electra        7,079
            Subordinated note payable to NPMI            1,700
            Other                                           73
          Capital lease obligations                      2,702
          Accrued interest                                 264
          Other accrued expenses                           200
                                                       -------
          Total liabilities subject to compromise      $35,371
                                                       =======

  Liabilities subject to compromise under reorganization proceedings include the Company's present estimates of substantially all liabilities, except the Revolver, as of the Chapter 11 Filing. As discussed above, payment of these liabilities, including the maturity of debt obligations, are stayed while the Company continues to operate its business as debtor-in-possession. The Company notified all known or identifiable potential claimants for the purpose of identifying all pre-petition claims against the Company. Additional bankruptcy claims and pre-petition liabilities may

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES arise by termination of contractual obligations, Bankruptcy Court determination of allowed claims, and as certain contingent and/or potentially disputed bankruptcy claims are settled for amounts which may differ from those shown in the consolidated balance sheets.

  The Bankruptcy Court entered an order setting January 17, 1997 as the deadline for filing proofs of claim in the Chapter 11 Filing (except for proofs of claim arising from the rejection of unexpired leases or executory contracts, which must be filed within the later of (i) the time period established by the Bankruptcy Court in a final order approving such rejection, and (ii) if no such time period is or was established, thirty
(30) days from and after the date of entry of such final order approving such rejection). Creditors who fail to file proofs of claim in respect of pre-Filing Date claims before this date are barred from thereafter asserting such claims against the Company, the reorganized Company or any of their respective affiliates.

  Any plan of reorganization ultimately approved by the Company's impaired pre-petition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these pre-petition liabilities. Such amounts are estimated as of December 31, 1996, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional pre-petition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet and statement of operations as they are identified and become subject to reasonable estimation.

8.FINANCING ARRANGEMENTS:

  Amounts outstanding as of the Filing Date related to debt and capital lease obligations at December 31, 1995, excluding the revolving credit loan which was amended and represents the Revolving DIP Facility (see Note 2), are included in "Liabilities subject to compromise" in the accompanying consolidated balance sheet as of December 31, 1996 (see Note 7). No payments have been made on the amounts subject to compromise since the Filing Date except as noted below. Long-term debt and capital lease obligations at December 31, 1995 consisted of the following (in thousands):

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

                                           December 31, 1995
                                           -----------------
     Revolving credit loan (see Note 2)         $12,238
     Term loans payable to Bank One              12,772
     Subordinated notes payable to Electra        6,936
     Subordinated note payable to NPMI            1,800
     Capital lease obligations                    3,209
     Other                                           73
                                                 ------
                                                 37,028
     Less: Current portion, including
     revolving credit loan                       17,451
                                                 ------
                                                $19,577
                                                 ======

  On September 1, 1994, the Company refinanced its machinery and equipment with Bank One for $12,500,000. The term loan is secured by substantially all of the Company's machinery and equipment, other than the equipment which collateralizes capital lease obligations, and bears interest at a fixed rate of 9%. Payments were due in sixty equal monthly installments of approximately $260,000, which includes principal and interest, through September 15, 1999. The Company also entered into two term loans with Bank One on September 1, 1995 for aggregate proceeds of $3,000,000. The loans are secured by machinery and equipment located in Mexico and Puerto Rico, excluding any equipment which secures capital lease obligations. The loans bear interest at 11.57% per annum and mature on September 1, 2000.
Payments were due in sixty equal installments, of principal and interest, of approximately $66,000. Pursuant to an adequate protection order signed by the Bankruptcy Court on February 3, 1997, the Company is required to make aggregate principal payments of $50,000 per month for the period November 1, 1996 through March 31, 1997 related to these loans.

  On December 1, 1995, the Company issued senior subordinated notes for proceeds of $9,000,000. The senior subordinated notes are subordinate in right of payment to the revolving credit facility and to the term loans (up to a maximum aggregate principal amount of $44,000,000) and are guaranteed by the Company's subsidiaries. The notes were due on December 1, 2003 and bore interest at an annual rate of 8% through December 1, 1996. The

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES interest rate was to increase by 2% annually until December 1, 1999 at which time the rate would have been 16%. Interest was accrued through the Filing Date at the rate to be paid for each period.

  Warrants were also issued to the investors in the senior subordinated notes to purchase up to 1,334,511 shares of the Company's common stock at an exercise price of $1 per share. The estimated fair value of the warrants of $2,086,000 was recorded as a reduction in the carrying value of the debt. The discount was amortized on the straight-line basis until the Filing Date.

  The Company issued a subordinated note payable to NPMI in the principal amount of $1,800,000 in connection with the formation of the Partnership (see Note 1). The note bore interest at a rate per annum equal to the prime rate plus 1/2%. The Company refinanced this note in April 1996, in the principal amount of $1,750,000, after a principal payment of $50,000. The note bore interest at a rate per annum equal to the prime rate plus 1/2% (8.75% at December 31, 1996). The note was due in twenty-seven monthly installments beginning April 11, 1996.

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices for the same or similar financial instruments. The uncertainties related to the outcome of the Company's Chapter 11 Filing and the resulting effect upon the ultimate value of the Company's financial assets and liabilities add significantly to the uncertain nature of any estimate of fair value. The estimates of fair value required under SFAS No. 107 require the application of broad assumptions and estimates. Accordingly, any actual exchange of such financial instruments could occur at a value significantly different from the amounts disclosed.

  Amounts outstanding on the Company's term loans, subordinated notes payable and capital lease obligations are subject to adjustment at the direction of the Bankruptcy Court. In addition, the timing of the ultimate payment of these liabilities, as well as interest, if any, is also subject

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES to determination by the Bankruptcy Court. Accordingly, it is not practicable to determine the fair value of these liabilities. The Company believes that the carrying value of the Revolving DIP Facility (see Note 2) approximates its fair value as of December 31, 1996. SFAS No. 107 disclosures for 1995 have been omitted due to the Chapter 11 Filing.

9. INTEREST EXPENSE:

  For the year ended December 31, 1996, interest expense in the accompanying consolidated statement of operations is comprised of the following (in thousands):

          Interest expense
            Revolving DIP Facility/
              Revolving credit loan                          $1,999
            Term loans                                        1,103
            Subordinated debt                                   494
            Other                                               195
                                                             ------
            Total interest expense                           $3,791
                                                             ======

  Interest expense recorded during 1996 was approximately $1.3 million less than interest expense for 1996 that was required by the related contractual debt agreements as a result of the Chapter 11 Filing (see Note 2).

10.  STOCKHOLDERS' EQUITY:

  In connection with the Company's initial public offering of 2,150,000 shares of common stock in 1992, the Company sold warrants to purchase 100,000 shares of common stock to representatives of the underwriters at an exercise price of $8.40 per share. The warrants were exercisable commencing November 17, 1993 and expire on November 17, 1997. As of December 31, 1996, no warrants had been exercised.

  In April 1994, the Company completed the public sale of 2,608,300 shares of common stock at an offering price of $6.00 per share. The net proceeds to the Company, after underwriting discounts and other offering expenses, were approximately $13,970,000.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

  In connection with the issuance of subordinated notes payable to certain investors (see Note 8), warrants to purchase up to 1,334,511 shares of the Company's common stock at $1.00 per share were issued. As of December 31, 1996, 1,101,523 warrants were exercisable and no warrants had been exercised. The remaining warrants generally become exercisable between 1999 and 2005 depending on the trading price of the Company's common stock. The warrants all expire on December 1, 2005, except in certain circumstances.

  In connection with the issuance of the two term loans in September 1995, warrants to purchase 10,000 shares of the Company's common stock were issued to the lender. The warrants are exercisable at a per share price of $.01 and expire on September 1, 2000. As of December 31, 1996, no warrants have been exercised.

  As of December 31, 1996, there were 6,675,891 shares of common stock outstanding of which Vamic owned 1,326,000 shares of common stock, or 19.9%.

11.  STOCK OPTION PLANS:

  In November 1992, the Company's Board of Directors adopted the 1992 Stock Option plan. In May 1995, the Plan was amended to increase the number of shares reserved for issuance to 1,272,500 shares. The amendment also limited the aggregate amount of options received by an individual in any calendar year to options convertible to 250,000 shares of common stock. These options vest in three equal installments on the six month, 18-month and 30-month anniversaries of the date of grant. As of December 31, 1996, options to acquire 763,750 shares, net of cancellations, had been granted pursuant to the plan and options to acquire 508,750 shares were available for grant.

  The Board of Directors also adopted, in November 1992, the 1992 Directors' Stock Option plan, a stock option plan for certain non-employee directors of the Company. A total of 37,500 shares of stock had been reserved for issuance under this plan. In May 1994, the plan was amended to increase the amount reserved for issuance thereunder to 97,500 shares. This amendment also contains provisions for the grant of options to purchase 7,500 shares to each non-employee director on the date such director is first elected to the Board of Directors. The options vest in

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES three equal annual installments commencing on the first anniversary of the date of grant. As of December 31, 1996, options to acquire 57,500 shares had been granted pursuant to the directors' plan, of which 300 had been exercised, and options to acquire 40,000 shares were available for grant.

A summary of the status of the Company's two stock option plans at December 31, 1996, 1995, and 1994 and changes during the years then ended is presented in the table and narrative below. All options were granted at the fair market value of the common stock on the date of grant of the option.

                           1996               1995                 1994
                     ----------------    ----------------    ----------------
                             Weighted            Weighted            Weighted
                              Average             Average             Average
                             Exercise            Exercise            Exercise
                     Shares     Price    Shares     Price    Shares     Price
                     ------  --------    ------  --------    ------  --------
Outstanding at
  beginning of year  804,200   $5.94     681,950   $6.71     584,700   $7.03
Granted              232,500    2.29     147,500    2.50     122,000    5.52
Canceled            (215,750)   4.45     (25,250)   6.73     (24,750)   8.35
                     -------             -------             -------
Outstanding at
  end of year        820,950    5.30     804,200    5.94     681,950    6.71
                     =======             =======             =======
Exercisable at
  end of year        647,616    6.08     518,699    6.64     299,218    6.75
                     =======             =======             =======
Weighted average
  fair value of
  options granted      $1.34               $1.49               N/A
                        ====                ====               ===

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES has computed the pro forma information required under SFAS No. 123 for options granted in 1995 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and proforma compensation cost for the Company's stock option plans for 1996 and 1995 was not material.
Accordingly, no pro forma amounts are presented.

12.  NONRECURRING EXPENSES:

  The Company's results for 1994 include a pre-tax charge to earnings of $5,328,000 taken in the second quarter of 1994 related to the accrual of the estimated cost to restructure certain of its facilities. Additionally, the 1995 results include costs of $886,000 over the amount initially reserved. The restructuring plan was designed to reduce the number of the Company's manufacturing and distribution facilities and shift production to modernized facilities which offer lower labor and general operating costs. Also charged to nonrecurring expenses in 1995 was approximately $142,000 related to the settlement of a pension dispute with the union representing the Company's employees in Connecticut.

13.  BENEFIT PLANS:

  Certain factory employees of the Company participate in a union sponsored multi-employer pension plan. Contributions to the plan (which are determined in accordance with the union contract and are based upon hours worked and eligible employees) for the years ended December 31, 1996, 1995 and 1994 were approximately $139,000, $224,000 and $296,000, respectively. In August 1996, the Company and the union agreed to suspend cash contributions to the plan. The Company has continued to accrue amounts due in accordance with the plan. Accrued contributions at December 31, 1996 were $48,000.

Substantially all employees of the Company, except for certain unionized employees and employees of Acme/Chaston are covered by a defined contribution benefit plan intended to comply with Section 401(k) of the Internal Revenue Code. Each year, eligible participants may elect to make salary reduction contributions on their behalf up to a maximum of the lesser of 15% of compensation or the annual maximum contribution established by the Internal Revenue Service. Participants may also make voluntary after-tax contributions to the plans. The Company makes contributions in an amount equal to one-tenth of the first 10% of participants' salary reduction contributions. Contributions to the plans by the Company for the years ended December 31, 1996, 1995 and 1994 were approximately $15,000, $22,000 and $27,000, respectively.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

14.  RELATED PARTY TRANSACTIONS:

  In connection with formation of the Partnership, the Company entered into operating lease agreements with NPDC for the Company's Dayville manufacturing, distribution and administrative facility and its East Killingly distribution facility. The Dayville lease, as amended, provides for annual rent of $630,000 subject to an annual cost of living escalator. This lease expires in 2006. The Company extended the East Killingly lease at an annual rent of $78,750 through April 1997. For the years ended December 31, 1996, 1995 and 1994, rental expense under these leases was approximately $764,000, $748,000 and $582,000, respectively.

  The above lease agreements provide for NPDC to pay to an affiliate of Vamic, 50% of (i) the excess of the monthly rental payments under the leases over the monthly interest, principal and other payments due under the related mortgage obligation and (ii) any proceeds in excess of the outstanding mortgage obligations upon sale of the properties.

  The Company also leases a manufacturing and distribution facility in Houston, Texas from an affiliate of Vamic. The Company entered into the lease in May 1993. In 1995, the lease was amended to provide for the lessor to build a warehouse extension to the facility. The amended lease provides for annual rent through 2013 based upon percentage occupancy by the Company and subject to an annual cost of living escalator. Rent expense related to the lease for the years ended December 31, 1996, 1995 and 1994 was approximately $825,000, $609,000 and $466,000, respectively.

15.  INCOME TAXES:

  The (provision for) benefit from income taxes for the years ended December 31, 1996, 1995 and 1994 is as follows (in thousands):

                                      1996         1995        1994
                                      ----         ----        ----
     Current                       $    16     $    (63)    $   (52)
     Deferred                       (5,109)       1,735       2,695
                                    ------       ------      ------
          Total                    $(5,093)     $ 1,672     $ 2,643
                                    ======       ======      ======

                                    F-25

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

  A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                             1996      1995      1994
                                             ----      ----      ----
     Statutory federal income tax rate       34.0%     34.0%     34.0%
     State income taxes, net of federal
       benefit                                2.0       1.4       2.3
     Nondeductible goodwill amortization     (3.9)     (2.3)     (0.6)
     Change in valuation allowance          (52.6)    (12.1)      -
     Other                                    -         5.3       -
                                             ----      ----      ----
        Effective tax rate                  (20.5%)    26.3%     35.7%
                                             =====     =====     =====

  As of December 31, 1996 and 1995, the Company had net deferred tax assets resulting primarily from net operating loss carryforwards partially offset by deferred tax liabilities primarily related to plant and equipment. During the year ended December 31, 1996, as a result of continuing losses incurred by the Company, management determined that it was no longer more likely than not that the value of the deferred tax asset would be realized. As a result, a valuation allowance was recorded in 1996 to fully offset the $5.1 million deferred tax asset recorded as of December 31, 1995.

  As of December 31, 1996 the Company had available approximately $32 million of Federal and state net operating loss carryforwards for income tax reporting purposes that expire, if unused, in 2009 - 2011 for federal purposes and in 1999 - 2001 for state purposes. Usage of the net operating loss carryforwards is restricted in the event of certain changes in ownership.

  According to Section 936 of the Internal Revenue Code, one-half of Acme/Chaston's earnings are included in the Company's tax returns and taxed in the United States. In September 1992, Acme/Chaston was granted a 10-year partial Puerto Rico tax exemption equivalent to 60% of its income, property tax and Puerto Rico municipal license taxes under the Puerto Rico Industrial Incentive Act of 1987, as amended. Acme/Chaston's earnings are also subject to a 10% toll tax if they are repatriated to the United States. As of December 31, 1996, the amount accrued for toll taxes was approximately $150,000.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

16.  COMMITMENTS AND CONTINGENCIES:

  As part of the Chapter 11 Filing, creditors of the Company are required to file proofs of claim with the Bankruptcy Court. These claims will have to be reconciled with schedules of liabilities filed by the Company with the Bankruptcy Court and the differences will have to be resolved or litigated (see Notes 2 and 7).

  The Company leases its operating facilities, a distribution facility and certain manufacturing and office equipment under operating leases. Future minimum payments under operating leases as of December 31, 1996 are as follows (in thousands):

                                  Amount
                                  ------
          1997                  $  1,841
          1998                     1,733
          1999                     1,592
          2000                     1,551
          2001                     1,522
          Thereafter              12,915

  Rental expense for operating leases for the years ended December 31, 1996, 1995 and 1994 was approximately $2,134,000, $2,626,000 and
$2,134,000, respectively. Due to the Chapter 11 Filing, the Company may reject pre-petition lease obligations (see Notes 2 and 7).

  The Company markets various products, including adhesive bandages with imprints of certain characters, under non-exclusive licenses. These products accounted for an aggregate of approximately 6.5%, 6.1% and 8.4% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively. The Company expensed approximately $532,000, $397,000 and $739,000 for the years ended December 31, 1996, 1995, and 1994, respectively, under these agreements. The Company has a license agreement for use of certain manufacturing technology which requires minimum royalties of $100,000 per year until the agreement expires in 2000.

  The Company has employment agreements, subject to assumption by the Company and approval by the Bankruptcy Court, with certain officers which provide for base salaries, plus bonuses based on the Company achieving annual operating income amounts, as defined. The agreements also provide

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES for termination payments to be made to certain of these employees in the event of a change in control of the Company or the involuntary removal of the employee from the board of directors of the Company. Upon such event, the Company would have to pay the individuals an amount equal to 35 months of his base salary as in effect as of the termination date plus three times the amount of the largest annual bonus payable to such employees, or a minimum aggregate amount of approximately $1.9 million as of December 31, 1996.

  The purchase agreement related to the Company's 1993 acquisition of all the outstanding stock of AWCL provided for a reduction in the purchase price in certain circumstances. Subsequent to the acquisition, the Company reviewed various aspects of the condition and operations of AWCL and, as a result thereof, has made certain adjustments to AWCL's historical financial statements as of and for the years ended December 31, 1992 and 1991. In connection therewith, the Company is seeking additional reductions to the purchase price, which under the purchase agreement are based on a multiple of the amount of the adjustments to the historical financial statements, in an aggregate amount substantially in excess of the balance due ($2,911,000) on the deferred portion of the purchase price otherwise payable to the sellers. As a result of the adjustments, the Company offset the $2,911,000 purchase price due against goodwill in 1994. The sellers dispute the Company's claims and filed a claim with the Bankruptcy Court for approximately $3,300,000. Additionally, in connection with the acquisition of AWCL, the Company entered into employment agreements with certain former owners and employees. One of these contracts, which provided for a base annual salary of $350,000 through 1996, was subsequently terminated by the Company for cause based on provisions in the employment agreement. The former employee advised the Company in 1993 that he believed the termination was without support and in 1996 filed a claim with the Bankruptcy Court for approximately $1,050,000. The Company believes these claims are without merit.

  A former customer of the Company filed a claim with the Bankruptcy Court for approximately $5,000,000 alleging, among other things, breach of contract and unfair trade practices. The Company believes this claim to be without merit.

                 AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES

  The Company is a party to various litigation arising in the normal course of business. This litigation has been stayed as a result of the Chapter 11 Filing. Management believes the disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

  Most of the Company's raw materials, including cotton and paper which comprise a significant percentage of the Company's purchases, are purchased from a variety of suppliers. Cotton and paper prices have historically been subject to wide fluctuations and are affected by numerous factors beyond the control of the Company, including economic and political conditions, weather, availability and cost of other substitute materials and levels of supply and demand. A persistent significant increase in the price of these materials or decrease in their availability could have a material adverse effect on the Company.

17.  SIGNIFICANT CUSTOMER:

  A single customer accounted for approximately 13.8%, 12.7% and 11.5% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively.

18.  SUBSEQUENT EVENT (UNAUDITED):

  On March 20, 1997 the Company entered into a definitive agreement for the sale of its Cotton Business. The Cotton Business sales were approximately $41 million, or 47% of the Company's sales, for the year ended December 31, 1996. The primary terms of the transaction include cash of $10,000,000, which approximates the carrying value of the Cotton Business assets, primarily inventory and equipment to be sold, subject to adjustment for equipment and inventory values as of the closing date, and the assumption of the Canovanas, Puerto Rico facility lease. The contract provides for $8,500,000 to be paid at closing and the remaining $1,500,000 held in escrow. The proceeds will be paid to secured creditors holding liens on the assets sold. Additionally, the Company will enter into a supply agreement for up to nine months from the closing date to manufacture cotton products for the purchaser using equipment sold to the purchaser. This agreement is subject to Bankruptcy Court approval.