Form 10-K/A
period 1996-12-31
AMERICAN WHITE CROSS INC
filed 1997-04-30
CIK 887622

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-K/A-1

            __X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 1996

             _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                         Commission File Number 0-20240


                               ------------------

                           AMERICAN WHITE CROSS, INC.
             (Exact name of registrant as specified in its charter)
                               ------------------

                Delaware                                 06-1342417
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)
           349 Lake Road

       Dayville, Connecticut  06241                        06241
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (860) 774-8541
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 15, 1997, 6,675,891 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by nonaffiliates as of April 15, 1997 was approximately $835,920.00, based on the bid price as reported on such date on the Nasdaq SmallCap market.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

This Report on Form 10-K/A-1 amends and restates in their entirety the following Items of the Annual Report on Form 10-K of American White Cross, Inc. (the "Company") for the fiscal year ended December 31, 1996.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     As of April 15, 1997, the directors and executive officers of the Company, their ages and positions with the Company were as follows:

Name                     Age       Position
----                     ---       --------

Howard Koenig            47        Chairman of the Board of Directors,
                                   President and Chief Executive Officer
Scott Vertrees           34        Vice Chairman of the Board of Directors,
                                   Executive Vice President and
                                   Chief Financial Officer
Roberta M. Goldring      67        Director
Clifford J. Gundle       61        Director
Edgar J. Wadley          63        Director
Julius Wagman            71        Director
Norbert R. Markert       36        Senior Vice President, Corporate Development
Thomas M. Rallo          44        Senior Vice President, Finance and
                                   Administration

     Mr. Koenig has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1992 and, prior to the Company's initial public offering of Common Stock in November 1992 (the "IPO"), served as a member of the Executive Committee of the Company's predecessor entity, a Delaware limited partnership (the "Partnership"). In addition, he has been a principal as well as President of Vamic, Inc. ("Vamic") since 1988 and its predecessors, Clifcor Holdings, Inc. and Clifcor Inc., since 1984. Mr. Koenig was also a principal as well as President of U.S. Netting, Inc. from 1988 to 1995. He has also served as an officer and director of private manufacturing companies acquired by Vamic and its affiliates.

     Mr. Vertrees has served as Executive Vice President and Chief Financial Officer of the Company since May 1992 and as Vice Chairman of the Board of Directors of the Company since August 1994, and, prior to the IPO, served as a member of the Executive Committee of the Partnership. Mr. Vertrees is a principal of Vamic and has served as Chief Financial Officer for Vamic and certain of its affiliates since January 1990 with overall financial and administrative responsibilities for all operations of Vamic and such affiliates. From 1988 to 1990, Mr. Vertrees served as Vice President-Finance of Vamic and certain of its affiliates. Prior thereto Mr. Vertrees was employed by Arthur Andersen LLP and received a license as a Certified Public Accountant in the State of Texas in 1986.

     Dr. Goldring has served as a director of the Company since May 1992, and is currently a Professor of Medicine at New York University School of Medicine, where she has been on the faculty since 1966. In addition to serving as an attending physician at Bellevue Hospital in New York, Dr. Goldring has been Co-Director of the Medical Intensive Care Unit and is currently Director of the Pulmonary Physiology Laboratory at Bellevue Hospital.

     Mr. Gundle has served as a director of the Company since May 1992. Prior thereto, he served on a series of other committees and boards and had experience with acquisitions, new ventures and turnaround situations. Mr. Gundle was the founder of Gundle Lining Systems in America, the predecessor of Gundle/SLT Environmental, Inc., which was sold in 1986 and is now a New York Stock Exchange listed company. For more than the past five years, Mr. Gundle has acted as advisor to a number of companies in the plastics industry, including U.S. Netting, Inc., Aquatan Lining Systems, Inc. and Zedcor Ltd.

     Mr. Wadley has served as a director of the Company since October 1995. Mr. Wadley is a consultant to Morris Venture Capital Ltd. and also serves as a Director of East African Holdings Ltd., EMCO Ltd., Independent Sugar Corporation Ltd. and Inpace Ltd.

     Mr. Wagman has served as a director of the Company since May 1992 and, prior to the IPO, served as a member of the Executive Committee of the Partnership. Mr. Wagman has also served as a director of various companies since 1989. Mr. Wagman is the founder of, and serves as President of the firm of Wagman & Tannenbaum, P.C., Certified Public Accountants.

     Mr. Markert joined the Company in August 1991 as Vice President, Operations and was promoted to Senior Vice President, Corporate Development in June 1994. Prior thereto, he was a Manager with A.T. Kearney, Inc., a general management consulting firm based in Chicago, Illinois, where he was a member of the firm's Business and Marketing Strategy group and worked in numerous industries, including textiles, aerospace, construction, food and electronics.

     Mr. Rallo joined the Company in April 1989 as Vice President, Finance and was promoted to Senior Vice President, Finance and Administration in June 1994. Prior to that time, he was employed by the Chicopee subsidiary of Johnson & Johnson. In his 15 years at Chicopee, Mr. Rallo held a variety of executive positions in the marketing, operations and general accounting areas.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and changes in ownership with the SEC. Such officers, directors and stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid or accrued by the Company for services rendered during the years indicated to or for the accounts of its Chief Executive Officer and its four most highly compensated executive officers (the "Named Executive Officers").

                                                                                Long Term
                                                                              Compensation

                                              Annual Compensation              Securities       All Other
Name and                                                                       Underlying       Compen-
Principal Position                 Year        Salary                Bonus     Options(1)       sation(2)
------------------                 ----        ------                -----     ----------       ---------

Howard Koenig                      1996      $310,000(4)       $     0            95,000           $950
   Chairman of the Board of        1995        310,000               0                 0            924
   Directors, President and        1994        310,000               0                 0            924
   Chief Executive Officer

Scott Vertrees                     1996      $195,000(4)       $     0            65,000           $950
   Vice Chairman of the Board of   1995         195,000              0                 0            924
   Directors, Executive Vice       1994         195,000              0                 0            924
   President and Chief Financial
   Officer

Norbert R. Markert                 1996      $156,253(5)       $     0(6)              0           $950
   Senior Vice President,          1995         157,455              0            10,000            886
   Corporate Development           1994         167,500              0                 0            924

Thomas M. Rallo                    1996      $149,519(5)       $     0(7)              0           $569
   Senior Vice President,          1995         144,276              0            10,000            559
   Finance and Administration      1994         132,211              0                 0            507

Andrew S. Macey                    1996      $129,654(5)       $     0                 0             $0
   Senior Vice President,          1995         137,023         20,000            10,000              0
   Business Development(3)         1994         115,818              0                 0              0

-------------------------------------------


(1) Granted pursuant to the Company's 1992 Stock Option Plan, as amended (the "Plan").

(2)  Represents matching contributions pursuant to the Company's 401(k) Plan.

(3)  Mr. Macey resigned from the Company in December of 1996.

(4) Includes amounts voluntarily deferred subject to a voluntary salary deferral program commencing April 1, 1996. The voluntary deferral program was suspended in January 1997 and payment was made on the portion deferred subsequent to the filing by the Company of a voluntary petition for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Mr. Koenig deferred $19,375 prior to the Filing and Mr. Vertrees deferred $6,094 prior to the Filing, which amounts remain unpaid and each executive has filed a claim with the Bankruptcy Court.

(5) Includes amounts voluntarily deferred subject to a voluntary salary deferral program commencing April 1, 1996 to July 17, 1996. Mr. Markert deferred $4,521 prior to the Filing, Mr. Rallo deferred $4,327 prior to the Filing, and Mr. Macey deferred $3,750 prior to the Filing, which amounts remain unpaid and each of Mr. Markert, Mr. Rallo and Mr. Macey has filed a claim with the Bankruptcy Court.

(6) Mr. Markert is eligible for a stay bonus payable in certain circumstances, including upon confirmation of the Company's plan of reorganization under Chapter 11, in the amount of 25% of his salary, subject to his remaining employed by the Company until that time.

(7) Mr. Rallo was eligible for a stay bonus payable upon the closing of the sale of the Company's cotton business in the amount of 25% of his salary, which sale occurred on April 22, 1997.


Stock Option Grants and Exercises

     The following table sets forth information concerning individual grants of stock options under the Plan during the year ended December 31, 1996 to each of the Named Executive Officers.

                Option Grants in Year Ended December 31, 1996(1)
                ------------------------------------------------

                                           % of Total
                                           Options
                          Number of        Granted to        Exercise or                         Grant Date
                          Options          Employees in      Base Price Per    Expiration        Present
Name                      Granted          Fiscal Year       Share             Date              Value(2)
----                      ---------        ------------      --------------    ----------        --------

Howard Koenig             95,000                47.5%        $2.3125           Jan. 2006         $128,595

Scott Vertrees            65,000                32.5%         2.3125           Jan. 2006           87,986

Norbert R. Markert             0                  0         --                --                --

Thomas M. Rallo                0                  0         --                --                --

Andrew S. Macey                0                  0         --                --                --

---------------------------------

(1) One-third of the options vest on each of the six-month, 18-month and 30-month anniversaries of the date of grant.

(2) Based on the Black-Scholes option pricing model. The model assumes an interest rate that represents the interest rate on a U.S. Treasury Bond with a 10-year maturity (5.65%) and a volatility rate based on the Common Stock for the three-year period preceding the grant date (44.1%) and no dividends. The result is a Black-Scholes option value of $1.35 per share. The Company does not believe that the values estimated by the Black-Scholes model, or any other model, will necessarily be indicative of the value to be realized by an executive.

     The following table sets forth information concerning the value of unexercised stock options held by each of the Named Executive Officers at December 31, 1996. No stock options were exercised by any of the Named Executive Officers during 1996.


                       December 31, 1996 Option Values(1)
                       ----------------------------------


                                                                          Value of Unexercised
                             Number of Unexercised Options                In-the-Money Options
                               Held at December 31, 1996                 at December 31, 1996(2)
                               -------------------------                 -----------------------
Name                        Exercisable       Unexercisable        Exercisable        Unexercisable
----                        -----------       -------------        -----------        -------------

Howard Koenig                   190,000              95,000                $--                  $--
Scott Vertrees                   77,000              65,000                 --                   --
Norbert R. Markert               51,334               6,667                 --                   --
Thomas R. Rallo                  51,334               6,667                 --                   --
Andrew S. Macey                  28,333               6,667                 --                   --

-------------------------------------


(1) Based upon a price of $.25 per share, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market on December 31, 1996.

(2) No options held by any of the Named Executive Officers were in-the-money options at December 31, 1996.

Directors' Compensation

     The Company's non-employee directors each receive an annual fee of $10,000. Additionally, pursuant to the Company's 1992 Directors' Stock Option Plan, each non-employee director receives options to purchase 7,500 shares of Common Stock upon becoming a director of the Company and options to purchase 5,000 shares of Common Stock following each annual meeting of stockholders of the Company, in each case vesting in three equal installments on each of the first, second and third anniversary of the date of grant. No additional compensation is paid to a director for his or her service upon a committee of the Board of Directors. All directors are reimbursed for expenses incurred in connection with attending Board of Directors and committee meetings.

Employment Agreements

     Messrs. Koenig, Vertrees and Rallo are parties to employment agreements with the Company.

     Mr. Koenig's employment agreement was assumed by the Company and approved by the Bankruptcy Court on April 15, 1997, as modified. Mr. Koenig's contract term continues through December 31, 1998. Mr. Koenig's annual base salary currently is $310,000 and is subject to increase to $356,500 upon the achievement of certain performance criteria by the Company. The prior provisions for an annual bonus upon the attainment of certain operating income thresholds, as well as termination payments in the event of certain changes in control of the Company, have been waived.

     Mr. Vertrees' employment agreement was assumed by the Company and approved by the Bankruptcy Court on April 15, 1997, as modified. Mr. Vertrees' contract term continues through December 31, 1998. Mr. Vertrees' annual base salary currently is $195,000 and is subject to increase to $224,250 upon the achievement of certain performance criteria by the Company. The prior provisions for an annual bonus upon the attainment of certain operating income thresholds, as well as termination payments in the event of certain changes in control of the Company, have been waived.

     Mr. Rallo's employment agreement has neither been assumed nor rejected by the Company and requires approval of the Bankruptcy Court. Mr. Rallo's contract term continues through December 31, 1998. Mr. Rallo's annual base salary is currently $150,000. In addition, Mr. Rallo will be entitled to an annual bonus of $6,840 in the event that the Company's annual income from operations equals or exceeds $3,700,000 but is less than $3,800,000, an additional $6,960 in the event that the Company's annual income from operations equals or exceeds $3,800,000 and an additional bonus equal to 1.26% of the amount by which the Company's annual income from operations exceeds $3,800,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own 5% or more of the Common Stock, (ii) each director and executive officers of the Company and (iii) all directors and executive officers of the Company as a group.

                                                                Percent of
           Name and Address of             Number of             Class on
            Beneficial Owners                Shares           April 15, 1997
         ------------------------          ----------         --------------
Vamic, Inc. (1) (2)                         1,326,000               19.9
33971 Selva Road
Suite 240
Dana Point, CA  92629
Electra Investment                          1,101,523               14.2
  Trust P.L.C. ("Electra") (3)
65 Kingsway
London, England WC2B 6QT
Michael S. Spatacco (4)                       473,000                7.1
Howard Koenig (2)                             221,667(5)             3.2
Scott Vertrees (2)                                                   1.5
                                               98,667(5)
Norbert R. Markert                                                    *
                                               56,067(6)
Thomas M. Rallo                                                       *
                                               54,667(5)
Clifford J. Gundle                                                    *
                                               15,000(5)
Julius Wagman                                                         *
                                               18,200(7)
Roberta M. Goldring                                                   *
                                               17,500(5)
Edgar J. Wadley                                                       *
                                                6,667(5)
All directors and executive officers          488,435(8)            6.8
group (8 persons) (2)

-----------------------------------------

*    Less than 1%

(1) Pursuant to a stockholders' agreement (the "Stockholders' Agreement"), National Patent Medical Inc. ("NPMI") has agreed to vote all shares of Common Stock owned by it in favor of Vamic's nominees for director. The beneficial ownership of Vamic set forth in the table above does not include any shares of Common Stock owned by NPMI.

(2) Mr. Koenig and Mr. Vertrees are officers and directors of Vamic and own an aggregate of 55% of the outstanding capital stock of Vamic. The beneficial ownership of Mr. Koenig and Mr. Vertrees set forth in the table above excludes any shares of Common Stock the beneficial ownership of which may be attributable to them by virtue of such relationship.

(3) Pursuant to a securities purchase agreement dated December 1, 1995 (the "Purchase Agreement"), Electra Investment Trust P.L.C. and Electra Associates, Inc. ("EAI"), an affiliate of Electra, received warrants to purchase up to 1,149,163 and 185,348 shares of Common Stock of the Company, respectively, of which 948,534 and 152,989, respectively, are currently exercisable. Neither Electra nor EAI has exercised any such warrants as of the date hereof. Based on a Schedule 13D dated December 8, 1995 filed with the Securities and Exchange Commission, Electra will have sole voting and dispositive power with respect to any shares of Common Stock received upon exercise of warrants held by it and EAI will vote and dispose of any shares of Common Stock received upon exercise of warrants held by it in accordance with the written instructions of Selectra Investment and Management Ltd.

(4) Based on a Schedule 13D dated August 8, 1996 filed with the SEC, Michael S. Spatacco has sole voting power with respect to all such shares. The
     Schedule 13D did not provide an address.

(5) Represents shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.

(6) Includes 54,667 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days from the date hereof.

(7) Includes 17,200 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days from the date hereof.

(8) Includes 486,035 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days from the date hereof.

Item 13.  Certain Relationships and Related Transactions.

     The Company is a party to operating lease agreements with an affiliate of NPMI for the Company's primary manufacturing, distribution and administrative facility and a warehouse. For the year ended December 31, 1996, rental expense under these leases was approximately $764,000. The Company believes that the terms of these leases were consistent with prevailing market terms at the time agreement was reached as to the terms of such leases. Such lease agreements provide for an affiliate of NPMI to pay an affiliate of Vamic 50% of (i) the excess of the monthly rental payments under the leases over the monthly interest, principal and other payments due under the related mortgage obligation and (ii) any proceeds in excess of the outstanding mortgage obligation upon sale of the properties. These leases have neither been assumed nor rejected by the Company and require approval of the Bankruptcy Court.

     The Company leases a manufacturing and distribution facility in Houston, Texas from an affiliate of Vamic. The lease provides for annual rent through 2013 based on percentage occupancy by the Company and subject to a cost of living escalator. For the year ended December 31, 1996, rental expense under this lease was approximately $825,000. The Company believes that the terms of the lease are comparable to the terms the Company could have negotiated with an unrelated third party. This lease has neither been assumed nor rejected by the Company and requires approval of the Bankruptcy Court.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  April 30, 1997           AMERICAN WHITE CROSS, INC.




                                 By:/s/  Scott Vertrees
                                    -------------------------------------------
                                    Name: Scott Vertrees
                                    Title:  Vice Chairman of the Board of
                                            Directors, Executive Vice President
                                            and Chief Financial Officer