Form 10-Q
period 1997-04-06
AMERICAN WHITE CROSS INC
filed 1997-05-15
CIK 887622

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

            (X) Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the quarterly period ended April 6, 1997.

          ( ) Transition Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                 for the transition period from       to       .
                                                -------  ------

                          Commission File Number
                                  0-20240
                          ----------------------

                        AMERICAN WHITE CROSS, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                             06-1342417
-------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

                         15200 Interstate 45 North
                           Houston, Texas  77090
--------------------------------------------------------------------
       (Address, including zip code, of principal executive offices)

Registrant's telephone number, including area code:  (281) 443-8884
                                                   -----------------

                               349 Lake Road
                       Dayville, Connecticut  06241
--------------------------------------------------------------------
   (Former Address, including zip code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days  Yes  x    No

As of May 12, 1997, 6,675,891 shares of Common Stock, $.01 par value, were outstanding.

Total sequentially numbered pages in this filing:   17.

Part  I.  Financial Information
Item 1.   Financial Statements

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands)
                                                 April 6,      December 31,
                                                    1997          1996
                                                ------------   -----------
ASSETS                                           (unaudited)    (audited)
Current assets:
  Cash                                             $   537       $   440
  Accounts receivable                                8,878         8,955
  Inventory                                         19,254        19,843
  Prepaid expenses and deposits                        835         1,027
  Supplies                                           1,498         1,511
  Other current assets                                 731         1,104
                                                   -------       -------
     Total current assets                           31,733        32,880
                                                   -------       -------

Property, plant and equipment, net                  15,011        15,946
                                                   -------       -------
Other assets:
  Goodwill                                           4,353         4,388
  Trademarks, licenses and customer list               161           180
  Organization and deferred financing costs            832           869
  Noncompetition agreements                            117           142
                                                   -------       -------
     Total other assets                              5,463         5,579
                                                   -------       -------
     Total assets                                  $52,207       $54,405
                                                   =======       =======


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands)

                                                April 6,       December 31,
                                                   1997           1996
                                               ------------    -----------
                                                (unaudited)     (audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities not subject to compromise:
  Revolving DIP facility                           $17,056       $16,827
  Accounts payable                                   2,406         2,108
Other accrued expenses                               2,597         2,973
                                                   -------       -------
     Total current liabilities not subject
          to compromise                             22,059        21,908

Total liabilities subject to compromise             34,794        35,371
                                                   -------       -------
Total liabilities                                   56,853        57,279

Commitments and contingencies (See Notes 3 and 9)

Stockholders' deficit:
  Preferred stock                                        -             -
  Common stock                                          67            67
  Additional paid-in capital                        33,990        33,990
  Accumulated deficit                             (38,703)      (36,931)
                                                   -------       -------
     Total stockholders' deficit                   (4,646)       (2,874)
                                                   -------       -------
     Total liabilities and stockholders'
       deficit                                     $52,207       $54,405
                                                   =======       =======


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    -4-

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                                      Fiscal Quarters Ended
                                                   ---------------------------
                                                     April 6,     March 31,
                                                       1997         1996
                                                   ------------   ---------
                                                           (unaudited)
Sales                                                 $ 20,408      $22,559

Cost of sales                                           16,570       18,180
                                                      --------      -------
Gross profit                                             3,838        4,379

Selling expenses                                         2,744        3,246
General and administrative expenses                        933        1,142
Impairment of long-lived assets                            806            -
Interest expense                                           696        1,191
Other income                                               (4)          (2)
                                                      --------     --------
Loss before reorganization items and
  benefit from income taxes                            (1,337)      (1,198)


Reorganization items:
  Professional fees                                      (435)            -
                                                      --------     --------
Loss before benefit from income taxes                  (1,772)      (1,198)

Benefit from income taxes (Note 4)                           -          437
                                                      --------      -------
Net loss                                              $(1,772)     $  (761)
                                                      ========      =======
Net loss per share                                     $  (.27)    $  (.11)
                                                      ========      =======
Weighted average shares
  outstanding                                            6,676        6,676
                                                      ========      =======

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   -5-

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)

                                                     Fiscal Quarter Ended
                                                  ---------------------------
                                                     April 6,      March 31,
                                                       1997          1996
                                                   ------------   ---------
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(1,772)     $  (761)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                           410          823
   Impairment of Long-Lived Assets                         806            -
   Benefit from deferred income taxes                                 (437)
   Restructuring charge                                      -           65
   Changes in operating assets and liabilities:
     Accounts receivable                                    77      (2,527)
     Inventory                                             589      (2,290)
     Prepaid expenses, supplies and other
        current assets                                     578          142
     Accounts payable and accrued expenses                (90)        (304)
                                                       -------      -------
       Net cash provided by (used in)
         operating activities                              598      (5,289)
                                                       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment              (165)        (641)
 Increase in other assets                                    -        (102)
                                                       -------      -------
       Net cash used in
        investing activities                             (165)        (743)
                                                       -------      -------

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)
                          (Amounts in thousands)

                                                       Fiscal Quarter Ended
                                                   ---------------------------
                                                     April 6,     March 31,
                                                       1997          1996
                                                   ------------   ---------
                                                           (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on revolving credit loan, net            $ 229        $6,717
 Repayments of long-term debt and
  liabilities subject to compromise                  (565)         (994)
 Deferred financing costs                                -          (14)
                                                    ------        ------
       Net cash provided (used) by
        financing activities                         (336)         5,709

       Net increase (decrease) in cash                  97         (323)

CASH, beginning of period                              440           848
                                                    ------        ------
CASH, end of period                                 $  537        $  525
                                                    ======        ======
Supplemental Disclosures:
 Cash paid during the period-
  Interest                                           $ 451        $1,131
  Income taxes                                           -            18
 Non-cash transactions-
  Capital lease obligations                              -             -



      The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               APRIL 6, 1997
                                (UNAUDITED)

1.ORGANIZATION

  American White Cross, Inc. ("the Company") manufactures and markets a wide variety of health and personal care products including disposable first aid products such as adhesive bandages, sterile pads, first aid kits and waterproof tape. The Company also produces and sells products manufactured primarily from cotton (the "Cotton Business"), including cotton swabs, pharmaceutical coil, used in the packaging of drugs and vitamins in bottles, cosmetic puffs, rounds and squares, cotton rolls and sterile cotton balls.

  The Company's business was founded in 1925, became a division of National Patent Development Corporation (NPDC) in 1972 and was reorganized in April 1991 as National Patent Medical Partnership, L.P. ("the Partnership").

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

  See Note 3 for a discussion of the Company's filing for protection under Chapter 11 of the U.S. Bankruptcy Code on July 17, 1996 and Note 11 for a discussion of the sale of the Cotton Business.

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

  The results for the first fiscal quarter ended April 6, 1997 are not necessarily indicative of the results to be expected for the full year. The Company's year end is December 31. The first two months in each calendar quarter consist of four weeks each with the final month consisting of five weeks. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

3.STATUS OF CHAPTER 11 PROCEEDINGS

  On July 17, 1996 (the "Filing Date"), the Company and its wholly owned consolidated subsidiaries, ACPR and Weaver, filed voluntary petitions for reorganization under Chapter 11 of Title 11 (the "Chapter 11 Filing") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to section 1107 and 1108 of the Bankruptcy Code. On July 29, 1996, a single unsecured creditors' committee was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code (the "Creditors' Committee"). The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

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

  On July 17, 1996, the Company entered into a ratification and amendment of its loan agreement with Congress Financial (the "Congress Financing") to provide a working capital, Debtor-In-Possession facility (the "Revolving DIP Facility") to the Company through December 31, 1996. The facility was subsequently extended to the earlier of the effective date of a confirmed plan of reorganization, or August 31, 1997. The amount available for borrowings is based upon the levels of eligible accounts receivable and inventory, subject to maximum borrowings of $30,000,000. Under the Revolving DIP Facility, the formulas for calculating available borrowing were modified, increasing the amount the Company can borrow by up to $1,500,000. In exchange for this increase, the Company, (i) pledged previously unencumbered collateral, (ii) granted a second lien position to Congress on certain machinery and equipment and, (iii) paid a $50,000 facility fee, along with an additional $20,000 facility fee at the time of extension. The interest rate increased to 2% above prime rate (10.25%) at March 31, 1997) from prime rate plus 1 3/4%. The Revolving DIP Facility, approved by the Bankruptcy Court on August 13, 1996, contains certain financial covenants, related to performance against weekly cash flow projections provided by the Company.
  Borrowings outstanding at April 6, 1997 were $17,056,000. Based on eligible receivables and inventory at April 6, 1997, the Company had approximately $1,900,000 available for additional borrowings.

  Since the Filing Date, the Company has continued to manage its business as a debtor-in-possession. Key activities during the post-petition period have included: 1) obtaining post-petition financing, 2) increasing cash flows through a number of operational changes such as personnel layoffs and negotiated union concessions, 3) evaluating the Company's strategic direction and cost structure, resulting in a determination to discontinue certain product lines and to divest its Cotton Business (see Note 11-Subsequent Events), 4) offsetting the effect of certain customer account losses through a renewed sales effort and focus on profitable core product lines, and 5) making progress in developing a formal plan of reorganization. By a court order dated March 1997, the Company has received an extension of it's exclusive period to file a plan of reorganization to June 14, 1997.

4.INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The benefit from income taxes includes federal and state income taxes on earnings generated in the United States, Puerto Rican income taxes on earnings generated in Puerto Rico and taxes due upon repatriation of Puerto Rican earnings and is based on the expected tax rate to be incurred for the full fiscal year. The benefit recognized in the first quarter ended March 31, 1996 was subsequently determined to not be realizable upon the Company's Chapter 11 Filing and was reversed to expense in the quarter December 31, 1996.

5.NET LOSS PER SHARE

  Net loss per share has been calculated using the weighted average number of shares outstanding. The effect of stock options and warrants during each period is not dilutive and, therefore, not considered.

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. Upon adoption, all prior earnings (loss) per share data presented will be restated. Basic earnings (loss) per share and diluted earnings (loss) per share for the three months ended April 6, 1997, calculated in accordance with SFAS No. 128, are the same as net income
  (loss) per common share computed using the existing rules.

6.GOODWILL

  Goodwill, which represents the excess of the purchase price over the fair values of net assets acquired in connection with certain acquisitions, is amortized on a straight-line basis over an expected forty-year life. The recoverability of this intangible is subject to uncertainty as a result of the Bankruptcy Proceedings and may be affected by a plan of reorganization.

7.REORGANIZATION COSTS

  Professional fees and expenditures directly related to the Chapter 11 Filing are classified as reorganization costs and expensed as incurred.

8.REVOLVING DIP FACILITY

  As of April 6, 1997, the Company had approximately $17,056,000 outstanding under its Revolving DIP Facility. Pre-petition borrowings bore interest at a rate per annum equal to the prime rate plus 1 3/4% and were secured by the Company's accounts receivable, inventories and intangible assets. Post petition borrowings under the DIP facility bear interest at a rate per annum equal to the prime rate plus 2% (see Note 3).

9. LIABILITIES SUBJECT TO COMPROMISE

  Pursuant to the provisions of the Bankruptcy Code, liabilities arising prior to the Chapter 11 Filing may not be paid without prior approval of the Bankruptcy Court. Pre Chapter 11 Filing liabilities that are expected to be settled as part of a plan of reorganization are denoted as liabilities subject to compromise and include the following (all or a portion of which may be disputed by the Company):

                                        (dollars in thousands)

          Accounts payable                             $11,705
          Term loans:
            Notes payable to Bank One                   11,386
          Other notes:
            Subordinated notes payable to Electra        7,079
            Subordinated note payable to NPMI            1,700
            Other                                           73
          Capital lease obligations                      2,387
          Accrued interest                                 264
          Other accrued expenses                           200
                                                       -------
          Total liabilities subject to compromise      $34,794
                                                       =======

  Liabilities subject to compromise under reorganization proceedings include the Company's present estimates of substantially all liabilities, except the Revolver, as of the Chapter 11 Filing. As discussed above, payment of these liabilities, including the maturity of debt obligations, are stayed while the Company continues to operate its business as debtor-in-possession. The Company notified all known or identifiable potential claimants for the purpose of identifying all pre-petition claims against the Company. Additional bankruptcy claims and pre-petition liabilities may arise by termination of contractual obligations, Bankruptcy Court determination of allowed claims, and as certain contingent and/or potentially disputed bankruptcy claims are settled for amounts which may differ from those shown in the consolidated balance sheets.

  As of April 6, 1997, the Company had approximately $11,386,000 outstanding under its term loans consisting of $8,693,000 outstanding under its original term loan dated September 1, 1994 and $2,693,000 outstanding under two term loans which were effective September 1, 1995. These term loans are secured by substantially all of the Company's machinery and equipment, other than the machinery and equipment which collateralizes capital lease obligations and certain equipment acquired after September 1, 1995, and bear interest at a fixed rate of 9% per annum and 11.57%, respectively. Payments on the three term loans are due in equal monthly installments of principal and interest over a five-year term. As of April 6, 1997, payments totaling $250,000 had been made pursuant to an adequate protection order signed by the Court on February 3, 1997 requiring the Company to pay $50,000 per month in principal commencing effective November 1, 1996 through March 31, 1997.

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

  Warrants were also issued to the investors in the senior subordinated notes to purchase up to 1,334,511 shares of the Company's common stock at an exercise price of $1 per share. The estimated fair value of $2,086,000 was recorded as a reduction in the carrying value of the debt and is being recorded as additional interest expense using the effective yield method. For the period ended July 17, 1996, $142,000 had been recorded as additional interest expense related to the fair value assigned to the warrants.

  As of April 6, 1997, the Company had approximately $2,387,000 outstanding under certain capital lease agreements. As of April 6, 1997, payments totaling $315,000 had been made pursuant to an adequate protection order signed by the Court on January 6, 1997 requiring the Company to pay approximately $49,000 per month in principal commencing effective September 18, 1996 through the effective date of a confirmed plan of reorganization. In connection with the sale of the Cotton Products Business, certain of the assets subject to these capital lease agreements were sold and, pursuant to a revised stipulation dated April 15, 1997, the monthly adequate protection obligation was reduced to approximately $32,000.

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

  Any plan of reorganization ultimately approved by the Company's impaired pre-petition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these pre-petition liabilities. Such amounts are estimated as of April 6, 1997, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional pre-petition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet and statement of operations as they are identified and become subject to reasonable estimation.

10.  IMPAIRMENT OF LONG-LIVED ASSETS

  The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121 and in connection with the Company's decision to divest the Cotton Business (see Note 11), the Company recorded non-cash charges totaling $806,000 during the first quarter of 1997 to write down certain assets to the future net proceeds from the sale of such assets (see Note 11).

11.  SUBSEQUENT EVENTS

  On April 22, 1997, the Company completed the divestiture of its Cotton Business pursuant to an agreement dated as of March 20, 1997. The Cotton Business sales were approximately $41 million, or 47%, of the Company's sales for the year ended December 31, 1996. The primary terms of the transaction include purchase consideration of $9,800,000, which approximates the carrying value of the Cotton Business assets, primarily inventory and equipment sold, and the assumption of the Canovanas, Puerto Rico facility lease. Of the purchase consideration, $8,300,000 was paid at closing and the remaining $1,500,000 was placed in escrow. The net proceeds were paid to secured creditors and lessors asserting interest in the assets sold. Additionally, the Company has entered into a supply agreement for up to nine months from the closing date to manufacture cotton products for the purchaser using equipment sold to the purchaser. This agreement received Bankruptcy Court approval.

  On May 5, 1997 the Company announced that it had reached an agreement with its major lenders and Official Committee of Unsecured Creditors on the principal terms of a formal plan of reorganization. The terms provide for the treatment of all existing creditors, and call for the Company's unsecured creditors to exchange their claims for common stock in the reorganized company. Existing shareholders would exchange their shares for approximately 3% of the reorganized company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Sales for the first fiscal quarter of 1997 were $20,408,000 as compared to $22,559,000 for the same period in 1996. This $2,151,000 (10%)
  decrease consisted primarily of lower private label and branded adhesive strip sales due in large part to the absence of one major adhesive
  bandage promotion which occurred in the first quarter of 1996.   This
  decrease was partially offset by higher sales of automotive first aid kits and pharmaceutical coil.

  Cost of sales in the first fiscal quarter of 1997 was $16,570,000, or 81.2% of sales, compared to $18,180,000, or 80.6% of sales in the first fiscal quarter of 1996. The decrease in cost of sales was caused primarily by lower sales in the quarter. The increase in cost of sales as a percentage of sales was due to the impact of lower sales volume on overhead costs as well as an unfavorable product mix related to adhesive strip sales, offset partially by the impact of overhead spending reductions.

  Selling expenses in the first fiscal quarter of 1997 of $2,744,000, or 13.4% of sales, were lower than the $3,246,000, or 14.4% of sales in the same period last year. This decrease relates to lower sales administration costs, including salaries, commissions and travel, due to the reorganization of the Company's sales efforts in both the Consumer and Healthcare divisions, as well as lower distribution costs resulting from the closure of a leased distribution facility in Dayville, Connecticut. These gains were partially offset by higher freight costs due to the loss of certain discounted rates following the Company's Chapter 11 filing.

  General and administrative expenses for the quarter of $933,000, or 4.6% of sales, were lower than prior years results of $1,142,000, or 5.1% of sales, due to lower personnel, bad debt and amortization expenses.

  Impairment of long-lived assets was $806,000 for the first quarter of 1997 compared to no provision for 1996. The Company recorded non-cash charges in connection with its decision to divest the Cotton Business (see Note 10).

  Interest expense of $696,000 was 3.4% of sales for the first fiscal quarter of 1997 compared to $1,191,000 or 5.3% of sales in the same period of 1996. The decrease is due, primarily, to the fact that certain debt service requirements have been stayed by the bankruptcy filing.

  Reorganization items, consisting of professional fees related to the Company's Chapter 11 Filing, was $435,000 for the first quarter of 1997 compared to no expense for the same period of 1996.

  The Company operated at a loss before income taxes of approximately $531,000 before non-cash valuation charges of $806,000 and reorganization professional fees of $435,000, compared to a loss of approximately $1,198,000 in the same period of 1996. This improvement was primarily due to lower selling and general administrative expenses caused by reorganization efforts of the Company, as well as lower interest costs.

  LIQUIDITY AND CAPITAL RESOURCES

  At April 6, 1997, the Company had working capital of $9,674,000 and a current ratio of 1.4 to 1 as compared to $10,972,000 and 1.5 to 1 at December 31, 1996. The April 6, 1997 and December 31, 1996 amounts do not include liabilities normally classified as current, but currently classified as liabilities subject to compromise (see Notes 3 and 9).

  During the fiscal quarter ended April 6, 1997, the Company provided $598,000 of cash from operating activities principally due to reduction of inventories and prepaid expenses, as well as the collection on an insurance claim, offset partially by the impact of operating losses, including professional fees related to the reorganization.

  The Company used $165,000 in investing activities primarily for purchases of new machinery and equipment during the first fiscal quarter of 1997.

  The amount available for borrowings under the Company's Revolving DIP Facility is determined pursuant to a formula which is based upon the levels of eligible accounts receivable and inventory subject to a maximum amount of $30.0 million. Based on eligible receivables and inventory at April 6, 1997, the Company had approximately $1.9 million available borrowings at that time.

  Management believes that the sale of the Cotton Business is a significant step in its efforts to emerge from Bankruptcy. The adequacy of the Company's available borrowings under the Revolving DIP Facility is dependent upon a number of factors, including successful confirmation of a formal plan of reorganization and therefore, is not assured.

Part II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

  As of April 6, 1997 the Company was in default under various loan agreement covenants, including payment defaults (see Notes 3 and 9).

Item 6.  8-K

  A Form 8-K dated March 20, 1997 relating to the sale of the Cotton Business was filed on March 24, 1997.

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

Date:  May 15, 1997