Form 10-Q
period 1997-07-06
AMERICAN WHITE CROSS INC
filed 1997-08-19
CIK 887622

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

            (X) Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the quarterly period ended July 6, 1997.

          ( ) Transition Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                 for the transition period from       to       .
                                                -------  ------

                          Commission File Number
                                  0-20240
                          ----------------------

                        AMERICAN WHITE CROSS, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                             06-1342417
-------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

                         15200 Interstate 45 North
                           Houston, Texas  77090
--------------------------------------------------------------------
       (Address, including zip code, of principal executive offices)

Registrant's telephone number, including area code:  (281) 443-8884
                                                   -----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days  Yes  x    No

As of July 31, 1997, 6,675,891 shares of Common Stock, $.01 par value, were outstanding.

Total sequentially numbered pages in this filing:   19.

Part  I.  Financial Information
Item 1.   Financial Statements

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands)

                                                  July 6,      December 31,
                                                    1997          1996
                                                ------------   -----------
ASSETS                                           (unaudited)    (audited)
Current assets:
  Cash                                             $   846       $   440
  Accounts receivable - escrow                       1,500             -
  Accounts receivable                                6,812         8,955
  Inventory                                         13,087        19,843
  Prepaid expenses and deposits                        668         1,027
  Supplies                                             774         1,511
  Other current assets                                 377         1,104
                                                   -------       -------
     Total current assets                           24,064        32,880
                                                   -------       -------

Property, plant and equipment, net                  11,398        15,946
                                                   -------       -------
Other assets:
  Goodwill                                           4,317         4,388
  Trademarks, licenses and customer list               143           180
  Organization and deferred financing costs            795           869
  Noncompetition agreements                             92           142
                                                   -------       -------
     Total other assets                              5,347         5,579
                                                   -------       -------
     Total assets                                  $40,809       $54,405
                                                   =======       =======


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands)

                                                 July 6,       December 31,
                                                   1997           1996
                                               ------------    -----------
                                                (unaudited)     (audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities not subject to compromise:
  Revolving DIP facility                           $10,537       $16,827
  Accounts payable                                   2,162         2,108
Other accrued expenses                               4,152         2,973
                                                   -------       -------
     Total current liabilities not subject
          to compromise                             16,851        21,908

Total liabilities subject to compromise             32,193        35,371
                                                   -------       -------
Total liabilities                                   49,044        57,279

Commitments and contingencies (See Notes 3 and 9)

Stockholders' deficit:
  Preferred stock                                        -             -
  Common stock                                          67            67
  Additional paid-in capital                        33,990        33,990
  Accumulated deficit                             (42,292)      (36,931)
                                                   -------       -------
     Total stockholders' deficit                   (8,235)       (2,874)
                                                   -------       -------
     Total liabilities and stockholders'
       deficit                                     $40,809       $54,405
                                                   =======       =======


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    -4-

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                          Fiscal Quarters Ended     Two Fiscal Quarters Ended
                         -----------------------   ---------------------------
                            July 6,     June 30,      July 6,      June 30,
                             1997        1996          1997         1996
                         ------------  ---------   ------------   ---------
                                 (unaudited)               (unaudited)
Sales                      $ 12,543      $23,359      $ 32,951      $45,918
Other revenue                 1,167            -         1,167            -
                           --------      -------      --------      -------
  Total revenue              13,710       23,359        34,118       45,918

Cost of sales                 9,568       20,787        26,138       38,967
Cost of other revenue         1,598            -         1,598            -
                           --------      -------      --------      -------
  Total cost of revenue      11,166       20,787        27,736       38,967
                           --------      -------      --------      -------

Gross profit                  2,544        2,572         6,382        6,951

Selling expenses              1,718        3,467         4,462        6,713
General & administrative
  expenses                      788        1,109         1,721        2,251
Impairment of long-lived
  assets                         60            -           866            -
Interest expense                573        1,269         1,269        2,460
Other income                    (6)            -          (10)          (2)
                           --------      -------      --------      -------
Loss before reorganization
  items and provision for
  income taxes                (589)      (3,273)       (1,926)      (4,471)

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Continued)
                  (In thousands, except per share amounts)

                          Fiscal Quarters Ended     Two Fiscal Quarters Ended
                         -----------------------   ---------------------------
                            July 6,     June 30,      July 6,      June 30,
                             1997        1996          1997         1996
                         ------------  ---------   ------------   ---------
                                 (unaudited)               (unaudited)
Reorganization items:
  Professional fees           (834)            -       (1,269)            -
  Lease rejection costs     (1,444)            -       (1,444)            -
  Other reorganization
     costs                    (721)            -         (721)            -
                           --------      -------      --------      -------
  Total reorganization items(2,999)            -       (3,434)            -

Loss before provision for
  income taxes              (3,588)      (3,273)       (5,360)      (4,471)

Provision for income taxes
  (Note 4)                        -      (5,545)             -      (5,108)
                           --------      -------      --------      -------
Net loss                   $(3,588)   $  (8,818)      $(5,360)     $(9,579)
                           ========      =======      ========      =======
Net loss per share         $  (.53)     $  (1.32)      $  (.80)   $  (1.43)
                           ========      =======      ========      =======
Weighted average shares
  outstanding                 6,676        6,676         6,676        6,676
                           ========      =======      ========      =======





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   -6-
                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)

                                                   Two fiscal Quarters Ended
                                                  ---------------------------
                                                      July 6,       June 30,
                                                       1997          1996
                                                   ------------   ---------
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(5,360)   $  (9,579)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                           810        1,623
   Impairment of Long-Lived Assets                         866            -
   Provision for deferred income taxes                       -        5,108
   Accretion of subordinated notes payable                   -          131
   Changes in operating assets and liabilities:
     Accounts receivable                                 2,143      (2,650)
     Inventory                                           1,517        (576)
     Prepaid expenses, supplies and other
        current assets                                   1,067          114
     Accrued lease rejection costs                       1,444            -
     Accounts payable and accrued expenses               1,648      (1,203)
                                                       -------      -------
       Net cash provided by (used in)
         operating activities                            4,135      (7,032)
                                                       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment              (838)      (1,505)
 Sale of Cotton Products Business assets                 8,300            -
 Increase in other assets                                    -        (162)
                                                       -------      -------
       Net cash provided by (used in)
        investing activities                             7,462      (1,667)
                                                       -------      -------

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)
                          (Amounts in thousands)


                                                   Two fiscal Quarters Ended
                                                  ---------------------------
                                                      July 6,      June 30,
                                                       1997         1996
                                                   ------------   ---------
                                                           (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on (repayments of) revolving
  credit loan, net                                $(6,290)       $10,314
 Repayments of long-term debt and
  liabilities subject to compromise                (4,901)       (1,662)
 Deferred financing costs                                -          (96)
                                                    ------        ------
       Net cash provided (used) by
        financing activities                      (11,191)         8,556

       Net increase (decrease) in cash                 406         (143)

CASH, beginning of period                              440           848
                                                    ------        ------
CASH, end of period                                 $  846        $  705
                                                    ======        ======
Supplemental Disclosures:
 Cash paid during the period-
  Interest                                           $ 812        $2,338
  Income taxes                                           -            40
 Non-cash transactions-
  Capital lease obligations                              -             -



      The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMERICAN WHITE CROSS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               July 6, 1997
                                (UNAUDITED)

1.ORGANIZATION

  American White Cross, Inc. ("the Company") manufactures and markets a wide variety of health and personal care products including disposable first aid products (the "First Aid Products Business") such as adhesive bandages, sterile pads, first aid kits and waterproof tape. Through April 22, 1997, the Company also produced and sold products manufactured primarily from cotton (the "Cotton Products Business"), including cotton swabs, pharmaceutical coil, used in the packaging of drugs and vitamins in bottles, cosmetic puffs, rounds and squares, cotton rolls and sterile cotton balls (see Note 3).

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

  The results for the second fiscal quarter ended July 6, 1997 are not necessarily indicative of the results to be expected for the full year. The Company's year end is December 31. The first two months in each calendar quarter consist of four weeks each with the final month consisting of five weeks. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

3.STATUS OF CHAPTER 11 PROCEEDINGS

  On July 17, 1996 (the "Filing Date"), the Company and its wholly owned consolidated subsidiaries, ACPR and Weaver, filed voluntary petitions for reorganization under Chapter 11 of Title 11 (the "Chapter 11 Filing") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to section 1107 and 1108 of the Bankruptcy Code. On July 29, 1996, a single unsecured creditors' committee was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code (the "Creditors' Committee"). The Creditors' Committee has the right to review and object to certain business transactions and has participated in the negotiation of the Company's plan of reorganization.

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

  On July 17, 1996, the Company entered into a ratification and amendment of its loan agreement with Congress Financial (the "Congress Financing") to provide a working capital, Debtor-In-Possession facility (the "Revolving DIP Facility") to the Company through December 31, 1996. The facility was subsequently extended to the earlier of the effective date of a confirmed plan of reorganization, or August 31, 1997. The amount available for borrowings is based upon the levels of eligible accounts receivable and inventory, subject to maximum borrowings of $30,000,000. Under the Revolving DIP Facility, the formulas for calculating available borrowing were modified, increasing the amount the Company can borrow by up to $1,500,000. In exchange for this increase, the Company, (i) pledged previously unencumbered collateral, (ii) granted a second lien position to Congress on certain machinery and equipment and, (iii) paid a $50,000 facility fee, along with an additional $20,000 facility fee at the time of extension. The interest rate increased to 2% above prime rate (10.50% at June 30, 1997) from prime rate plus 1 3/4%. The Revolving DIP Facility, approved by the Bankruptcy Court on August 13, 1996, contains certain financial covenants, related to performance against weekly cash flow projections provided by the Company.
  Borrowings outstanding at July 6, 1997 were $10,537,000. Based on eligible receivables and inventory at July 6, 1997, the Company had approximately $2,500,000 available for additional borrowings.

  Since the Filing Date, the Company has continued to manage its business as a debtor-in-possession. Key activities during the post-petition period have included: 1) obtaining post-petition financing, 2) increasing cash flows through a number of operational changes such as personnel layoffs and negotiated union concessions, 3) evaluating the Company's strategic direction and cost structure, resulting in the discontinuance of certain product lines and the divestiture of its Cotton Products Business, 4) offsetting the effect of certain customer account losses through a renewed sales effort and focus on profitable core product lines, and 5) filing a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. By court orders dated July 30, 1997, (1) the Company received an extension of its exclusive period to file a plan of reorganization to September 30, 1997, and (2) the Bankruptcy Court approved the Disclosure Statement and set a confirmation hearing date of September 10, 1997.

  The Plan of Reorganization incorporates the terms of an agreement reached with the Company's major lenders and Official Committee of Unsecured Creditors, and if confirmed, calls for the Company's unsecured creditors to exchange their claims for common stock in the reorganized company. Existing shareholders would exchange their shares for approximately 3% of the reorganized company.

  On April 22, 1997, the Company completed the divestiture of its Cotton Products Business pursuant to an agreement dated as of March 20, 1997. The Cotton Products Business sales were approximately $41 million , or 47%, of the Company's sales for the year ended December 31, 1996. The primary terms of the transaction include purchase consideration of $9,800,000, which approximates the carrying value of the Cotton Products Business assets, primarily inventory and equipment sold, and the assumption of the Canovanas, Puerto Rico facility lease. Of the purchase consideration, $8,300,000 was paid at closing and the remaining $1,500,000 was placed in escrow. The net proceeds were paid to secured creditors and lessors asserting interest in the assets sold. Additionally, the Company has entered into a supply agreement for up to nine months from the closing date to manufacture cotton products for the purchaser using equipment sold to the purchaser. Revenues and associated costs of this supply agreement subsequent to the April 22, 1997 divestiture are accounted for separately as "Other revenue" and "Cost of other revenue" in the accompanying financial statements. The Company reported a loss to date of $431,000 in connection with this supply agreement and the supply agreement may remain in effect for up to nine months following the April 22, 1997 divestiture. This agreement received Bankruptcy Court approval.

  In addition, the Company has signed a definitive agreement for the sale of substantially all of the First Aid Products Business and the assumption of certain liabilities (see Note 11-Subsequent Event).

4.INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The benefit from income taxes includes federal and state income taxes on earnings generated in the United States, Puerto Rican income taxes on earnings generated in Puerto Rico and taxes due upon repatriation of Puerto Rican earnings and is based on the expected tax rate to be incurred for the full fiscal year. The benefit recognized in the first quarter ended March 31, 1996 was subsequently determined to not be realizable upon the Company's Chapter 11 Filing and was reversed to expense in the quarter ended December 31, 1996.

5.NET LOSS PER SHARE

  Net loss per share has been calculated using the weighted average number of shares outstanding. The effect of stock options and warrants during each period is not dilutive and, therefore, not considered.

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. Upon adoption, all prior earnings (loss) per share data presented will be restated. Basic earnings (loss) per share and diluted earnings (loss) per share for the six months ended July 6, 1997, calculated in accordance with SFAS No. 128, are the same as net income
  (loss) per common share computed using the existing rules.

6.GOODWILL

  Goodwill, which represents the excess of the purchase price over the fair values of net assets acquired in connection with certain acquisitions, is amortized on a straight-line basis over an expected forty-year life. The recoverability of this intangible is subject to uncertainty as a result of the Bankruptcy Proceedings and may be affected by a plan of reorganization.

7.REORGANIZATION COSTS

  Costs directly related to the Chapter 11 case are classified as reorganization costs and expensed as incurred. These costs include professional fees, lease rejection costs, other costs related to the sale of the Cotton Products Business, certain costs related to the settlement of disputed claims, and costs associated with the relocation of the Company's headquarters to Houston, Texas. Lease rejection costs include $539,000 due to the settlement of capital leases related to equipment conveyed to the buyer of the Cotton Products Business and $905,000 related to the rejection of the Dayville facility lease.

8.REVOLVING DIP FACILITY

  As of July 6, 1997, the Company had approximately $10,537,000 outstanding under its Revolving DIP Facility. Pre-petition borrowings bore interest at a rate per annum equal to the prime rate plus 1 3/4% and were secured by the Company's accounts receivable, inventories and intangible assets. Post petition borrowings under the DIP facility bear interest at a rate per annum equal to the prime rate plus 2% (see
  Note 3).

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

                                        (dollars in thousands)

          Accounts payable                             $12,542
          Term loans:
            Notes payable to Bank One                    8,336
          Other notes:
            Subordinated notes payable to Electra        7,079
            Subordinated note payable to NPMI            1,700
            Other                                           73
          Capital lease obligations                      1,094
          Accrued lease rejection costs                    905
          Accrued interest                                 264
          Other accrued expenses                           200
                                                       -------
          Total liabilities subject to compromise      $32,193
                                                       =======

  Liabilities subject to compromise under reorganization proceedings include the Company's present estimates of substantially all liabilities, except the Congress Facility, as of the Chapter 11 Filing. As discussed above, payment of these liabilities, including the maturity of debt obligations, are stayed while the Company continues to operate its business as debtor-in-possession. The Company notified all known or identifiable potential claimants for the purpose of identifying all pre-petition claims against the Company. Additional bankruptcy claims and pre-petition liabilities may arise by termination of contractual obligations, Bankruptcy Court determination of allowed claims, and as certain contingent and/or potentially disputed bankruptcy claims are settled for amounts which may differ from those shown in the consolidated balance sheets.

  As of the Filing Date, the Company had approximately $11,636,000 outstanding under its term loans consisting of $8,943,000 outstanding under its original term loan dated September 1, 1994 and $2,693,000 outstanding under two term loans which were effective September 1, 1995. These term loans are secured by substantially all of the Company's machinery and equipment, other than the machinery and equipment which collateralizes capital lease obligations and certain equipment acquired after September 1, 1995, and bear interest at a fixed rate of 9% per annum and 11.57%, respectively. As of July 6, 1997, payments totaling $250,000 had been made pursuant to an adequate protection order signed by the Court on February 3, 1997 requiring the Company to pay $50,000 per month in principal commencing effective November 1, 1996 through March 31, 1997. Additionally, during April 1997, a payment totaling $3,050,000 was made in consideration for the collateral release of the Cotton Products Business assets.

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

  As of the Filing Date, the Company had approximately $2,702,000 outstanding under certain capital lease agreements. As of July 6, 1997, payments totaling $411,000 had been made pursuant to an adequate protection order signed by the Court on January 6, 1997 requiring the Company to pay approximately $49,000 per month in principal commencing effective September 18, 1996 through the effective date of a confirmed plan of reorganization. In connection with the sale of the Cotton Products Business, certain of the assets subject to these capital lease agreements were sold, cash payments totaling $1,198,000 were made for the Cotton Products Business assets sold and, pursuant to a revised stipulation dated April 15, 1997, the monthly adequate protection obligation was reduced to approximately $32,000.

  The Bankruptcy Court entered an order setting January 17, 1997 as the general deadline for filing proofs of claim in the Chapter 11 Filing (except for proofs of claim arising from the rejection of unexpired leases or executory contracts, which must be filed within the later of
  (i) the time period established by the Bankruptcy Court in a final order approving such rejection, and (ii) if no such time period is or was established, thirty (30) days from and after the date of entry of such final order approving such rejection). A supplemental bar date of June 30, 1997 was established for certain creditors. Creditors who fail to file proofs of claim in respect of pre-Filing Date claims before this date are barred from thereafter asserting such claims against the Company, the reorganized Company or any of their respective affiliates.

  Any plan of reorganization ultimately approved by the Company's impaired pre-petition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these pre-petition liabilities. Such amounts are estimated as of July 6, 1997, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional pre-petition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet and statement of operations as they are identified and become subject to reasonable estimation.

10.  IMPAIRMENT OF LONG-LIVED ASSETS

    The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121 and in connection with the Company's decision to divest the Cotton Products Business (see Note 3), the Company recorded non-cash charges totaling $866,000 during the first two quarters of 1997 to write down certain assets to the future net proceeds from the sale of such assets (see Note 3).

11.  SUBSEQUENT EVENTS

  On July 21, 1997, the Company signed a definitive agreement for the sale of substantially all of the First Aid Products Business and the assumption of certain liabilities. The primary terms of the transaction include purchase consideration of $40,000,000, subject to adjustment based upon inventory and accounts receivable values and the amount of assumed liabilities. Of this amount, $35,000,000 is anticipated to be paid at closing and approximately $5,000,000 will be deposited in escrow. The closing of the transaction is subject, among other things, to Bankruptcy Court approval.

  On July 30, 1997, the Bankruptcy Court approved the Disclosure Statement to accompany Debtor's Substantively Consolidated Second Amended Plan of Reorganization. A hearing on confirmation is scheduled for September 10, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Sales for the second fiscal quarter of 1997 were $12,543,000 as compared to $23,359,000 for the same period in 1996. This $10,816,000 (46%)
  decrease was caused primarily by the sale of the Cotton Products Business during April 1997. The Cotton Products Business sales for the year ended December 31, 1996 were approximately $41 million or 47% of the Company's total sales.

  Cost of sales in the second fiscal quarter of 1997 were $9,568,000, or 76.3% of sales, compared to $20,787,000, or 89.0% of sales in the second fiscal quarter of 1996. The decrease in cost of sales was caused primarily by lower sales in the quarter. The decrease in cost of sales as a percentage of sales was due the favorable product mix change to First Aid Products Business resulting from the sale of the Cotton Products Business in April 1997.

  Other revenue of $1,167,000 and Cost of other revenue of $1,598,000 and the corresponding loss of $431,000 in the second quarter of 1997 relate to the fulfillment of the supply agreement portion of the sale of the Cotton Products Business completed in April 1997 (see Note 3). The supply agreement will run for up to nine months. There was no Other revenue or Cost of other revenue for the same period in 1996.

  Selling expenses in the second fiscal quarter of 1997 of $1,718,000, or 13.7% of sales, were lower than the $3,467,000, or 14.8% of sales in the same period last year. This decrease relates to lower sales administration costs, including salaries, commissions and travel, due to the reorganization of the Company's sales efforts in both the Consumer and Healthcare divisions, as well as lower distribution costs resulting from the sale of the Cotton Products Business in April 1997 and the closure of a leased distribution facility in Dayville, Connecticut. These gains were partially offset by higher freight costs due to the loss of certain discounted rates following the Company's Chapter 11 filing.

  General and administrative expenses for the quarter of $788,000, or 6.3% of sales, were lower than prior years expense of $1,109,000, or 4.7% of sales, due to lower personnel, bad debt and amortization expenses.

  Impairment of long-lived assets was $60,000 for the second quarter of 1997 compared to no provision for 1996. The Company recorded non-cash charges in connection with the completion of the divestiture of the Cotton Products Business (see Note 3).

  Interest expense of $573,000 was 4.6% of sales for the second fiscal quarter of 1997 compared to $1,269,000 or 5.4% of sales in the same period of 1996. The decrease is due to the reduction in the average balance of the Revolving DIP Facility resulting from the sale of the Cotton Products Business and the fact that certain debt service requirements have been stayed by the bankruptcy filing.

  Reorganization items, consisting of professional fees related to the Company's Chapter 11 Filing, lease rejection costs and other reorganization costs (see Note 7) was $2,999,000 for the second quarter of 1997 compared to no expense for the same period of 1996.

  The Company operated at a loss before income taxes of approximately $158,000 before the loss from the supply agreement of approximately $431,000 in relation to the sale of the Cotton Products Business (see
  Note 3), non-cash valuation charges of $60,000 and reorganization items of $2,999,000, compared to a loss of approximately $3,273,000 in the same period of 1996. This improvement was primarily due to the higher margins from the concentration of the First Aid Products Business, lower selling and general administrative expenses caused by reorganization efforts of the Company, as well as lower interest costs.

  LIQUIDITY AND CAPITAL RESOURCES

  At July 6, 1997, the Company had working capital of $7,213,000 and a current ratio of 1.4 to 1 as compared to $10,972,000 and 1.5 to 1 at December 31, 1996. The July 6, 1997 and December 31, 1996 amounts do not include liabilities normally classified as current, but currently classified as liabilities subject to compromise (see Notes 3 and 9).

  During the fiscal two quarters ended July 6, 1997, the Company provided $4,135,000 of cash from operating activities principally due to reduction of accounts receivable, inventories and prepaid expenses, as well as the collection on an insurance claim, offset partially by the impact of operating losses, including professional fees related to the reorganization.

  The Company generated $8,300,000 in investing activities with the sale of the Cotton Products Business in April 1997. The Company used $838,000 in investing activities primarily for purchases of new machinery and equipment during the first two fiscal quarters of 1997.

  The amount available for borrowings under the Company's Revolving DIP Facility is determined pursuant to a formula which is based upon the levels of eligible accounts receivable and inventory subject to a maximum amount of $30.0 million. Based on eligible receivables and inventory at July 6, 1997, the Company had approximately $2.5 million available borrowings at that time.

  The adequacy of the Company's available borrowings under the Revolving DIP Facility is dependent upon a number of factors, including successful confirmation of a formal plan of reorganization and therefore, is not assured.

Part II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

  As of July 6, 1997, the Company was in default under various loan agreement covenants, including payment defaults (see Notes 3 and 9).

Item 6.  8-K

  A Form 8-K dated April 22, 1997 relating to the completion of the sale of the Cotton Products Business was filed on April 30, 1997.

  A Form 8-K dated May 6, 1997 relating to the agreement with major lenders and Official Committee of Unsecured Creditors on the principal terms of a formal plan of reorganization was filed on May 20, 1997.

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

Date:  August 19, 1997